Form 10-Q
period 2004-03-31
ESCHELON TELECOM INC
filed 2004-06-28
CIK 1110507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-0001

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended March 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-50706

ESCHELON TELECOM, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-1843131
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

730 Second Avenue Minneapolis, MN	55402
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (612) 376-4400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.  Yes ☐     No ☒

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act.  Yes ☐    No ☒

As of June 23, 2004, the number of outstanding shares of the Registrant’s Common Stock, par value $.01 per share, was 3,986,854 shares and the number of outstanding shares of the Registrant’s Preferred Stock, par value $.01 per share, was 84,306,677 shares, convertible into 98,050,953 shares of Common Stock.

ESCHELON TELECOM, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Eschelon Telecom, Inc.

Consolidated Balance Sheets

(Dollars in Thousands, Except per Share Amounts)

	March 31, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$23,596	$8,606
Accounts receivable, net of allowance for doubtful accounts of $710 and $739, respectively	13,402	13,537
Inventories	3,174	3,169
Other current assets	3,644	4,143
Total current assets	43,816	29,455

Property and equipment, net	86,112	86,777

Other assets	1,196	1,269
Goodwill	7,168	7,168
Intangible assets, net	30,166	29,052
Total assets	$168,458	$153,721

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$16,971	$14,761
Deferred revenue	3,076	3,000
Accrued compensation expenses	3,935	4,261
Capital lease obligation, current maturities	666	1,020
Total current liabilities	24,648	23,042

Long-term liabilities:
Commitments and contingencies	—	—
Capital lease obligation	746	576
Notes payable	84,882	86,226
Total liabilities	110,276	109,844

Series A convertible preferred stock, $0.01 par value; 100,000,000 shares authorized; 84,306,677 shares outstanding at March 31, 2004 and December 31, 2003	49,802	48,948

Stockholders’ equity (deficit):
Common stock, $0.01 par value; 160,000,000 shares authorized; 4,497,599 shares issued and 3,818,489 shares outstanding at March 31, 2004, and 4,457,579 shares issued and 3,372,501 shares outstanding at December 31, 2003	45	45
Additional paid-in capital	119,253	120,105
Accumulated deficit	(110,884)	(125,167)
Deferred compensation	(34)	(54)
Total stockholders’ equity (deficit)	8,380	(5,071)
Total liabilities and stockholders’ equity (deficit)	$168,458	$153,721

See accompanying notes.

Eschelon Telecom, Inc.

Unaudited Consolidated Statements of Operations

(Dollars in Thousands, Except per Share Amounts)

	Three months ended March 31, 2004	Three months ended March 31, 2003

Revenue:
Network services	$32,113	$26,654
BTS	6,083	5,260
Total revenue	38,196	31,914

Cost of revenue:
Network services	11,766	10,665
BTS	3,662	3,367
Total cost of revenue	15,428	14,032

Gross profit:
Network services	20,347	15,989
BTS	2,421	1,893
Total gross profit	22,768	17,882

Operating expenses:
Sales, general and administrative	16,422	15,448
Depreciation and amortization	7,934	7,649
Operating loss	(1,588)	(5,215)

Other income (expense):
Interest income	11	92
Interest expense	(2,314)	(431)
Gain on debt restructuring	18,195	—
Other expense	(21)	(70)
Income (loss) before taxes	14,283	(5,624)
Income taxes	—	—
Net income (loss)	14,283	(5,624)
Less preferred stock dividends	(854)	(845)
Net income (loss) applicable to common stockholders	$13,429	$(6,469)

Net income (loss) per share:
Basic	$3.01	$(1.59)
Diluted	$3.01	$(1.59)

Weighted average number of shares outstanding:
Basic	4,464,112	4,074,380
Diluted

See accompanying notes.

Eschelon Telecom, Inc.

Unaudited Consolidated Statements of Cash Flows

(Dollars in Thousands)

	Three months ended March 31, 2004	Three months ended March 31, 2003
Operating activities
Net income (loss)	$14,283	$(5,624)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	7,934	7,649
Other non-cash items	654	476
Gain on extinguishment of debt	(18,195)	—
Changes in operating assets and liabilities:
Accounts receivable	(164)	(1,313)
Inventories	(5)	(178)
Other current assets	572	1,185
Accounts payable and accrued expenses	2,210	(116)
Deferred revenue	76	134
Accrued compensation expense	(326)	(1,395)
Net cash provided by operating activities	7,039	818

Investing activities
Purchases of property and equipment	(3,914)	(4,144)
Cash paid for customer installation costs	(2,780)	(2,577)
Net cash used in investing activities	(6,694)	(6,721)

Financing activities
Proceeds from issuance of notes payable	84,813	—
Payments made on bank debt and capital lease obligations	(65,950)	(738)
fees associated with issuance of preferred stock	—	(13)
Proceeds from issuance of common stock	2	—
Increase in debt issuance costs	(4,220)	(13)
Net cash provided by (used in) financing activities	14,645	(764)

Net increase (decrease) in cash and cash equivalents	14,990	(6,667)
Cash and cash equivalents at beginning of period	8,606	19,733
Cash and cash equivalents at end of period	$23,596	$13,066

Supplemental cash flow information
Cash paid for interest	$1,980	$112

Supplemental noncash activities
Equipment purchases under capital leases	$345	$—
Value of restricted common stock issued to management	$—	$124

See accompanying notes

Eschelon Telecom, Inc.

Notes to Consolidated Financial Statements

(Dollars in Thousands, Except per Share Amounts)

(Unaudited)

1.)          Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Eschelon Telecom, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal and recurring adjustments and accruals) considered necessary for a fair presentation for the periods indicated have been included.  Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.  The consolidated balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  These financial statements should be read in conjunction with the Company’s audited financial statements and related notes thereto for the year ended December 31, 2003 included in the Eschelon Operating Company Form S-4/A, File No. 333-114437-08, filed with the Securities and Exchange Commission on May 6, 2004.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.

Property and Equipment

Property and equipment, including leasehold improvements, are stated at cost.  All internal costs directly related to the construction of the switches and operating and support systems, including salaries of certain employees, are capitalized.  Depreciation is provided using the straight-line method over the estimated useful lives of the assets.  Leasehold improvements are amortized over the shorter of the related lease term or the estimated useful life of the asset.

Property and equipment consist of the following:

	March 31, 2004	December 31, 2003

Vehicles	$39	$39
Office furniture and equipment	13,534	13,243
Computer equipment and software	30,928	30,264
Leasehold improvements	17,076	16,931
Switching and data equipment and software	79,764	76,751
	141,341	137,228
Less accumulated depreciation	(55,229)	(50,451)
	$86,112	$86,777

Goodwill and Intangibles

Goodwill represents the excess of cost over the fair value of net assets acquired.

Intangibles consist of debt issuance costs, customer installation costs, and noncompete agreements.  Debt issuance costs are being amortized over the term of the respective debt obligation.  The customer installation costs are being amortized over a period of 48 months, which approximates the average life of a customer contract.  Noncompete agreement costs represent costs associated with various agreements the Company has entered into with existing management of the companies they have acquired.  These costs are being amortized over the terms of the agreements.

Intangible assets consist of the following:

	March 31, 2004	December 31, 2003

Customer set-up costs	55,575	52,794
Debt issuance costs	4,220	5,833
Non-compete agreements	15	15
	59,810	58,642
Less accumulated amortization	(29,644)	(29,590)
	30,166	29,052

Revenue Recognition

Revenues from network services are recognized in the period in which subscribers use the related services.  Revenues from equipment sales and related installation charges are recognized upon delivery, completion of the installation of the related equipment, and acceptance by the customer, at which point legal title passes to the customer.  Revenues for carrier interconnection and access are recognized in the period in which the service is provided.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Stock-Based Compensation

The Company accounts for its stock-based employee compensation under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  Under APB No. 25, when the exercise price of stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in the consolidated statement of operations.

The following table illustrates the effect on net income (loss) per share if the company had applied the fair value recognition provision of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Three months ended March 31,
	2004	2003
Net income (loss) applicable to common stockholders, as reported	$13,429	$(6,469)
Add: Stock-based employee compensation expense included in reported net income (loss)	20	70
Deduct: Total stock-based employee compensation expense determined under fair value-based methods for all awards	(4)	(127)
Pro forma net income (loss) applicable to common stockholders	$13,445	$(6,526)

Net income (loss) per share:
Basic - as reported	$3.70	$(2.70)
Basic - pro forma	$3.70	$(2.72)

Diluted - as reported	$0.19	$(2.70)
Diluted - pro forma	$0.19	$(2.72)

Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123.  The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for the three months ended March 31, 2004 and 2003:  a risk-free interest rate of 3.25%; dividend yield of 0%;volatility factor of the expected market price of the Company’s common stock of 25%; and a weighted average life of the options of five years.

The Black-Scholes option valuation model was developed for using in estimating the fair value of traded options which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions.  Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Net Income (Loss) Per Share

Basic earnings per share is computed based on the weighted average number of common shares outstanding.  Diluted earnings per share is computed based on the weighted average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued.  Potentially dilutive shares of common stock include stock options, unvested restricted stock grants and convertible preferred stock.

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per common share:

	Three months ended March 31,
	2004	2003
Numerator:
Net income (loss) applicable to common stockholders, as reported	$13,429	$(6,469)
Add: Cumulative preferred stock dividends	6,980	-
Deduct: Unrecognized deferred compensation expense	(34)	-
Numerator for diluted earnings per share	$20,375	$(6,469)

Denominator:
Weighted average number of common shares outstanding	3,629,541	2,395,776
Effect of dilutive securities:
Restricted stock grants	512,859	-
Employee stock options	4,592,774	-
Convertible preferred stock	98,050,954	-
Denominator for diluted earnings per share	106,786,128	2,395,776

Net income (loss) per share:
Basic - as reported	$3.70	$(2.70)
Diluted - as reported	$0.19	$(2.70)

New Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.  SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities.  The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock.  SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective the beginning of the first interim period after June 15, 2003.  The adoption of SFAS No. 150 did not have a material impact on the Company’s financial statements and did not require the Company to reclassify its Series A Preferred Stock to a liability as the shares are contingently redeemable.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

2.)          Notes Payable

In March 2004, the Company completed an offering of $100,000 of 8 3/8% senior second secured notes due 2010 at a discount resulting in a 12% yield.  Proceeds from the offering were used to retire bank debt with a principal balance of $65,421 and provide additional liquidity to the Company.

The carrying value of notes payable is comprised of the following:

	March 31, 2004	December 31, 2003

Principal balance due	$100,000	$64,355
Excess carrying value	—	21,871
Discount on note payable	(15,118)	—
Carrying value	$84,882	$86,226

3.)          Commitments and Contingencies

In April 2003, the Company entered into a five-year agreement with MCI to purchase colocation/LIS transport services.  The agreement requires that the Company maintain monthly minimums as follows:

April 2003-March 2004	$80/month
April 2004-March 2005	$84/month
April 2005-March 2006	$88/month
April 2006-March 2007	$93/month
April 2007-March 2008	$97/month

The Company will pay an underutilization charge for any amounts billed under the monthly minimum.

In 2000, the Company entered into an amendment of an earlier Master Purchase and Service agreement with Nortel Networks, Inc. (Nortel Networks).  Under the amendment, the Company committed to purchase and/or license $100,000 of Nortel Networks’ equipment or services.  However, the Company is confident that, due to Nortel Networks’ discontinuance of certain product lines contemplated in the Amended Master Purchase and Services agreement, neither party will be held to the conditions of the contract.

In August 2000, the Company entered into a ten-year agreement with Global Crossing to purchase a total of $100,000 of services.  The agreement does not contain monthly minimums, however a penalty is assessed for early termination upon change in control.  Upon change in control, the early termination penalties are as follows:

Months 1-24	$15,000
Months 25-48	10,000
Months 49-120	5,000

4.)          Capital Stock

Under the terms of the Series A Preferred Stock, the holders are entitled to receive, when and if declared by the Board of Directors, cumulative dividends on each share of the Series A Preferred Stock at a rate of 8% per year which shall accrue daily and, to the extent not paid, shall accumulate quarterly in arrears.  At March 31, 2004 and December 31, 2003, dividends in arrears are $6,980 and $6,126, respectively.

The shares of Series A Preferred Stock, plus all accrued and unpaid dividends at the time of conversion, are convertible at any time, at the option of the holder, into shares of the Company’s common stock at the initial conversion price which is the original issue price of $0.5079.  The conversion price is subject to adjustment in the event of certain events, such as dilutive issuances of additional securities.  The Series A Preferred Stock will automatically convert into common stock in the event of an initial public offering raising at least the greater of $50,000 or the amount of principal and interest outstanding under the Credit Agreement.  The Series A Preferred Stock may be automatically converted upon the consent of the holders of at least 60% of the then outstanding shares of Series A Preferred Stock.

The shares of Series A Preferred stock will be redeemed on the tenth anniversary of the original issuance, if the shares have not previously been redeemed or converted.  The Company may redeem all of the Series A Preferred Stock upon the effectiveness of an initial public offering.  The redemption price of the Series A Preferred stock will be the greater of (i) the original issue price plus all accrued and unpaid dividends or (ii) the fair market value of the shares of common stock, as determined by the Board of Directors, that would be received upon conversion of (a) the Series A Preferred Stock, and (b) any accrued and unpaid dividends on the Series A Preferred Stock.  Upon a change of control, the holders of 60% of the then outstanding shares of the Series A Preferred Stock may require the Company to redeem all of or a portion of the Series A Preferred Stock at a price equal to (1) the liquidation preference (as described below) if the change of control occurs before the fifth anniversary of the original issue date and (2) the redemption price if the change of control occurs after the fifth anniversary of the original issue date.

In the event of the Company’s liquidation, the holders of the Series A Preferred Stock will receive any distribution of corporate assets before any distributions are made to a junior class of equity.  The amount to be distributed to the holders of Series A Preferred Stock will be the greater of (i) two times the original issue price plus all accrued and unpaid dividends (whether or not yet accumulated) as of the date of distribution, or (ii) the fair market value of the shares of the Company’s common stock, as determined by the Board of Directors, that would be received upon (1) conversion of the Series A Preferred Stock, (2) any accrued and unpaid dividends and, (3) if the liquidation is prior to the fifth anniversary of the date of issuance of the Series A Preferred Stock, all additional dividends that would have been accrued through the fifth anniversary date.

Stock Options

In November 2002, the Board of Directors approved the Eschelon Telecom, Inc. Stock Option Plan of 2002 (the 2002 Plan).  A total of 14,117,647 shares of the Company’s common stock have been reserved for issuance under the 2002 Plan.  At March 31, 2004, the Company had 9,545,522 options outstanding and 2,484,979 shares of restricted common stock issued to certain directors and members of management under the 2002 Plan.

Restricted Common Stock

In February 2003, the Company granted 2,484,979 shares of restricted common stock to certain directors and members of management.  The fair value per share of this restricted stock was $0.05.  The Company records compensation expense as the restrictions are removed from the stock.  At March 31, 2003, 1,399,902 shares had vested resulting in compensation expense related to restricted common stock of $70.  At March 31, 2004, an additional 405,968 shares had vested resulting in compensation expense of $20.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking and Cautionary Statements

We make “forward-looking statements” throughout this document.  Whenever you read a statement that is not solely a statement of historical fact (such as when we state that we “may,” “will” or “plan to” perform in a certain manner or that we “intend,” “believe,” “expect,” “anticipate,” “estimate” or “project” that an event will occur, or the negative thereof, and other similar statements), you should understand that our expectations may not be correct, although we believe that they are reasonable.  You should also understand that our plans may change.  We do not guarantee that the transactions and events described in this document will happen as described or that any positive trends noted in this document will continue.

Forward-looking statements, such as those regarding management’s present plans or expectations for new product offerings, capital expenditures, cost-saving strategies and growth are not guarantees of future performance.  They involve risks and uncertainties relative to return expectations and related allocation of resources, and changing economic or competitive conditions, as well as the negotiation of agreements with third parties and other factors discussed herein, which could cause actual results to differ from present plans or expectations, and such differences could be material.  Similarly, forward-looking statements regarding management’s present expectations for operating results and cash flow involve risks and uncertainties relative to these and other factors, such as the ability to increase revenues and/or to achieve cost reductions and other factors discussed herein, which also would cause actual results to differ from present plans.  Such differences could be material.  All forward-looking statements attributable to us or by any persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.

As such, actual results or circumstances may vary materially from such forward-looking statements or expectations.   Readers are also cautioned not to place undue reliance on these forward-looking statements which speak only as of the date these statements were made.  Except as required by law, we will not update these forward-looking statements, even if our situation changes in the future.

Company Overview

We are a leading facilities-based provider of integrated voice and data communications services to small and medium-sized businesses in 12 markets in the western United States.  Our voice and data services, which we refer to as network services, include local dial tone, long distance, enhanced voice features and dedicated Internet access services.  We also sell, install and maintain business telephone and data systems and equipment, which we call BTS.  We provide these products and services individually or in customized packages to address our customers’ need for an outsourced voice and data network solution.

We have increased our annual revenue every year from $41.7 million for the year ended December 31, 1999 to $141.1 million for the year ended December 31, 2003, and we have increased our gross profit from $14.8 million to $80.3 million over the same period.  As of March 31, 2004, we provided service through 215,534 total access lines.

Our goal is to provide services to our customers on our network, or on-net, which will allow us to continue to expand our operating margins and improve profitability.  We have continued to increase the percentage of on-net customers with a strategically deployed and incentivized sales force.  Increasing our on-net percentage improves customer retention, leverages our network, increases profitability and reduces our exposure to regulatory risk.  We selectively provide service via the unbundled network element-platform, or UNE-P, to reach locations outside of our network footprint of on-net customers.  For the quarter ended March 31, 2004, 85.9% of our new access lines installed were on-net and as of March 31, 2004, 75.6% of our total access lines in service were on-net.

Customer retention is a key metric that we use to measure the success of our business.  We report monthly access line attrition, or churn, as measured by dividing total access lines disconnected for the month by our total access lines at the end of the month.  We believe our low level of churn reflects our high quality of service and the value proposition we provide to new and existing customers.  Due to our focus on improved service levels, competitive pricing and customer credit quality, we have reduced our monthly churn to levels that we believe are industry leading.  For the quarter ended March 31, 2004, our monthly churn averaged 1.55%.

Revenue.  Network services revenue consists primarily of local dial tone, long distance, access charges, and data service.  Revenue from local telephone service consists of charges for basic local service, including dedicated T1 access, and custom-calling features such as call waiting and call forwarding.  Revenue from long distance service consists of per-minute-of-use charges for a full range of traditional switched and dedicated long distance, toll-free calling, international, calling card and operator services.  Revenue from data services consists primarily of monthly usage fees for dedicated Internet access services.

Network services revenue is recognized in the month the services are used.  In the case of local service revenue, local services charges are billed in advance but accrued for and recognized on a prorated basis based on length of service in any given month.  Long distance and access charges are billed in arrears but accrued based on monthly average usage per line per day.  We do not receive any revenues from reciprocal compensation due to our bill-and-keep arrangement with Qwest nor do we have any wholesale revenue other than access revenue.  For the three months ended March 31, 2004, carrier access revenue represented 8.6% of our total revenue.

BTS revenue consists of revenue from both the sale of telephone equipment and the servicing of telephone equipment systems.  Telephone equipment revenue is recognized upon delivery and acceptance by the customer.  Service revenue is recognized upon completion of service or, in the case of maintenance agreements, is spread equally over the life of the maintenance contract.

Cost of revenue.  Our network services cost consists primarily of the cost of operating and maintaining our network facilities.  The network components for our facilities-based business include the cost of:

•  leasing  local loops and digital T1 lines which connect our customers to our network;

•  leasing high capacity digital lines that interconnect our network with ILECs;

•  leasing high capacity digital lines that connect our switching equipment to our colocations;

•  leasing space in ILEC central offices for colocating our equipment;

•  signaling system network connectivity; and

•  leasing our ATM backbone network.

The costs to lease local loops, digital T1 lines and high capacity digital interoffice facilities from the ILECs varies by carrier and by state and are regulated under the Telecommunications Act of 1996.  In virtually all areas, we lease local loops, T1 lines and interoffice capacity from the ILECs.  We lease interoffice facilities from carriers other than the ILEC where possible in order to lower costs and improve network redundancy.  However, in most cases, the ILEC is the only source for local loops and T1 lines.  We also purchase, on a wholesale or negotiated basis, UNE-P and customized network element packages, or UNE-E, from Qwest and Centrex services from SBC.  The rates for UNE-P and Centrex are regulated and established by the various state corporation or utility commissions.  The rates for UNE-E were negotiated with Qwest under the terms of a five-year contract that expires December 31, 2005.  As of March 31, 2004, we had 2,259 UNE-E access lines in service.

We have entered into wholesale purchasing agreements with long distance and other service providers.  Some of these agreements also contain termination penalties and/or minimum usage volume commitments.  In the event we fail to meet minimum volume commitments, we may be obligated to pay underutilization charges.  We do not anticipate having to pay any underutilization charges in the foreseeable future.

We carefully review all of our vendor invoices and frequently dispute inaccurate or inappropriate charges.  Our single largest vendor is Qwest, to whom we paid $25.8 million for the year ended December 31, 2003.  We frequently short pay vendor invoices in order to pay proper amounts owed.  We use significant estimates to determine the level of success in dispute resolution and consider past historical experience, basis of dispute, financial status and current relationship with vendors and aging of prior disputes in quantifying our estimates.

We account for all of our network depreciation in depreciation and amortization expense and do not have any depreciation in cost of revenue.

Our most significant BTS costs are the equipment purchased from manufacturers and labor for service and equipment installation.  To take advantage of volume purchase discounts, we purchase equipment primarily from three manufacturers.  For all BTS installations we require a 30% deposit before ordering the equipment so our risk of excess inventory or inventory obsolescence is low.  BTS cost of revenue also includes salaries and benefits of field technicians as well as vehicle and incidental expenses associated with equipment installation, maintenance and service provisioning.

Sales, general and administrative expenses.  Sales, general and administrative expenses are comprised primarily of salaries and benefits, bonuses, commissions, occupancy costs, sales and marketing expenses, bad debt, billing and professional services.

Determining our allowance for doubtful accounts receivable requires significant estimates.  We consider a number of factors in determining the proper level of the allowance, including historical collections experience, current economic trends, the aging of the accounts receivable portfolio and changes in the creditworthiness of our customers.  We perform a rigorous credit review process on each new customer that involves reviewing the customer’s current service provider bill and payment history, matching customers with the National Telecommunications Data Exchange database for delinquent customers and, in some cases, requesting credit reviews through Dun and Bradstreet.  For the three months ended March 31, 2004 and 2003, our bad debt expense as a percentage of revenue was 0.8% and 0.3%, respectively.

Depreciation and amortization.  Our depreciation and amortization currently includes depreciation for network related voice and data equipment, back office systems, furniture, fixtures, office equipment and computers.  All internal costs directly related to the expansion of our network and operating and support systems, including salaries of certain employees, are capitalized and depreciated over the lives of the switches or systems, as the case may be.  Capitalized customer installation costs are amortized over the approximate average life of a customer.  Detailed annual time studies are used to determine labor capitalization.  These time studies are based on employee time sheets for those engaged in capitalizable activities.

In 2002 we adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Intangible Assets.”  SFAS No. 142 provides that goodwill and intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment.

Regulatory Overview

FCC rules implementing the Telecommunications Act permit CLECs to lease UNEs at rates determined by PUCs employing the FCC’s Total Element Long Run Incremental Cost, or TELRIC, forward-looking, cost-based pricing model.  On September 15, 2003, the FCC opened a proceeding re-examining the TELRIC methodology and wholesale pricing rules for communications services made available for resale by ILECs in accordance with the Telecommunications Act.  This proceeding will comprehensively re-examine whether the TELRIC pricing model produces unpredictable pricing inconsistent with appropriate economic signals; fails to adequately reflect the real-world attributes of the routing and topography of an ILEC’s network; and creates disincentives to investment in facilities by understating forward-looking costs in pricing RBOC network facilities and overstating efficiency assumptions.  We have joined a coalition of CLECs to participate in this proceeding.  The application and effect of a revised TELRIC pricing model on the communications industry generally and on certain of our business activities cannot be determined at this time.

In August 2003, in its TRO, the FCC substantially modified its rules governing access to UNEs by CLECs.  However, on March 2, 2004, the D.C. Circuit vacated certain portions of the TRO and remanded the TRO to the FCC for further proceedings.  Specifically, the Court vacated the FCC’s delegation of decision-making authority to state commissions and several of the FCC’s nation-wide impairment determinations.    The Court also found that the FCC used a flawed methodology when making certain network element unbundling determinations and remanded those determinations back to the FCC for further analysis and justification.  The Court temporarily stayed the effectiveness of its decision until (1) the denial of any petition for rehearing or (2) May 2, 2004.  The Court subsequently extended the effective date until June 15, 2004, when it became effective.

The FCC and the Solicitor General have declined to appeal the Court’s order.  The deadline for appealing the order is June 30, 2004.  We expect that the CLEC parties to the TRO proceeding will appeal and that the National Association of Regulatory Utility Commissioners (NARUC) will also appeal.  Eschelon plans to join in the CLEC appeal.  We do not know if the Supreme Court will take the appeal.

Although the Court’s order is now in effect, we do not know how or when the FCC will respond to it.  The FCC could issue interim rules in a relatively short time period that would remain in effect until permanent rules were issued or the FCC could forego interim rules.  We do not know when the FCC might issue either interim or permanent rules nor do we know what the rules will be or the effect such rules could have upon our business.  The FCC has encouraged the ILECs to continue to provide UNEs at existing rates until new rules are in place.  We do not know whether the ILECs will do so.

The ILECs have stated that they interpret the order as eliminating unbundled switching, transport, high capacity loops and dark fiber as UNEs.  Except for dark fiber, Eschelon uses all of these UNEs.  Eschelon, along with many other CLECs, interprets the effect of the order differently, reasoning that under the 1996 Telecommunications Act as well as under state statutes, unbundling is still required where CLECs are impaired without access to UNEs.

The ILECs have also stated that they will follow the “change of law” provisions in our interconnection agreements.  These provisions provide that when a party to the agreement believes the governing law has changed its obligations under the agreement, it may request that the other party enter into negotiations to amend the agreement.  If the parties are unable to agree upon an amendment, the dispute is arbitrated either by a neutral arbitrator or by the relevant state commission.  We anticipate that “change of law” negotiations will commence soon.  We do not know when the negotiations might conclude nor the effect of any amendments arrived at upon our business.

The FCC has encouraged ILECs and CLECs to engage in commercial negotiations to provide access to ILEC facilities that may no longer be available as UNEs.  Although a few such agreements have been announced, the great majority of CLECs, including Eschelon, have not succeeded in negotiating new agreements as of this date.

As a condition of entering the long distance markets, the Act requires ILECs to provide CLECs with loops, transport, and unbundled switching.  In the TRO, the FCC determined, and the D.C. Circuit Court agreed, that these facilities must be made available to CLECs at “just and reasonable” rates, in contrast to UNEs which are available at TELRIC rates.  We do not know what “just and reasonable” rates would be nor do we know when such rates might be established nor the roles of the FCC or state commissions in establishing such rates.

Comparison of Financial Results

Overview of Results

Select consolidated financial and operating data for the three months ending March 31, 2004 and 2003 is as follows (dollars in thousands, except per unit amounts):

	2004	2003	% Change
	(unaudited)	(unaudited)
Total revenue	$38,196	$31,914	19.7%
Total gross profit as a percent of revenue	59.6%	56.0%	6.4%
EBITDA	$6,346	$2,434	160.8%
Capital expenditures	$7,041	$6,722	4.7%
Cash	$23,596	$13,066	80.6%

Voice ALEs in service	159,354	138,966	14.7%
Data ALEs in service	56,180	31,036	81.0%
Total ALEs in service	215,534	170,002	26.8%
ALEs on-net (%)	75.6%	66.8%	13.3%
ALEs sold	19,463	22,977	(15.3)%
Monthly churn (%)	1.55%	1.78%	(13.1)%
Network revenue per ALE	$50.42	$53.48	(5.7)%

Total associates	885	906	(2.3)%
Total sales associates	173	191	(9.4)%
Network sales associates	140	155	(9.7)%

Three Months Ended March 31, 2004 versus Three Months Ended March 31, 2003

Revenue.  Revenue for the three months ended March 31, 2004 and 2003 is as follows:

	2004	2003	% Change
	(unaudited)	(unaudited)
Revenue (in millions):
Voice and data services	$23.5	$19.2	22.9%
Long distance	5.3	4.5	18.1%
Access	3.3	3.0	8.7%
Total network services	32.1	26.7	20.5%
Business telephone systems	6.1	5.2	15.7%
Total revenue	$38.2	$31.9	19.7%

Network services revenue was $32.1 million for the three months ended March 31, 2004, an increase of 20.5% from $26.7 million in the same period of 2003.  The increase in revenue was primarily due to an increase in the average number of voice and data access lines in service.  Over the past 12 months the number of voice lines increased by 14.7% to 159,354 lines at March 31, 2004 and the number of data lines increased by 81.0% to 56,180 lines at March 31, 2004.  The growth in access lines was partially offset by declines in long distance and access revenue per minute of use and a decline in data revenue per line.  Due to continued high levels of competition, long distance revenue per minute of use declined.  Access revenue per minute of use declined in line with the scheduled FCC reduction of interstate rate levels.  Data revenue per line declined due to a combination of customers purchasing more bandwidth at discounted prices and general pricing pressures for data services in our markets.  We expect all of the above trends in line growth, long distance rates, access rates and data revenue per line to continue for the foreseeable future.  As we continue to grow, our size and churn will begin to limit our access line growth rate on both an absolute and on a percentage basis unless we increase our sales force and geographic territory.

BTS revenue was $6.1 million for the three months ended March 31, 2004, an increase of 15.7% from $5.2 million in the same period of 2003.  The increase in revenue was primarily due to an increase in revenue from new system sales.  Revenue from change orders also contributed to the increase.  We cannot predict future trends in capital spending by small and medium-sized business customers.

Cost of Revenue.  Cost of revenue for the three months ended March 31, 2004 and 2003 is as follows:

	2004	2003	% Change
	(unaudited)	(unaudited)
Cost of revenue (in millions):
Network services	$11.7	$10.6	10.3%
Business telephone systems	3.7	3.4	8.8%
Total cost of revenue	$15.4	$14.0	9.9%

Network services cost of revenue was $11.7 million for the three months ended March 31, 2004, an increase of 10.3% from $10.6 million in the same period of 2003.  This increase is due to our growth in access lines.  As a percentage of related revenue, network services cost of revenue for the three months ended March 31, 2004 declined to 36.6% from 40.0% for the same period of 2003.  This improvement was due to the increase in our percentage of access lines on-net to 75.6% as of March 31, 2004 from 66.8% as of March 31, 2003.

BTS cost of revenue was $3.7 million for the three months ended March 31, 2004, an increase of 8.8% from $3.4 million in the same period of 2003.  This increase was due to an increase in materials cost related to the new system sales and change orders mentioned previously.  As a percentage of related revenue, BTS cost of revenue for the three months ended March 31, 2004 declined to 60.2% from 64.0% for the same period of 2003.  We do not expect future improvements in BTS cost of revenue as a percentage of related revenue unless we are able to significantly increase BTS revenue and therefore achieve greater volume discounts or economies of scale in our workforce.

Gross Profit.  Gross profit for the three months ended March 31, 2004 and 2003 is as follows:

	2004	2003	% Change
	(unaudited)	(unaudited)
Gross profit (in millions):
Network services	$20.4	$16.1	27.3%
Business telephone systems	2.4	1.8	27.9%
Total gross profit	$22.8	$17.9	27.3%

The increase in gross profit for the three months ended March 31, 2004, from the same period of 2003, is due to the increase in revenue mentioned previously.

Sales, General and Administrative Expense.  Sales, general and administrative expenses were $16.4 million for the three months ended March 31, 2004, an increase of 6.3% from $15.4 million in the same period of 2003.  The increase is primarily due to increases in wages and benefits, bad debt expense and professional services costs.  As a percentage of revenue, sales, general and administrative expenses for the three months ended March 31, 2004 declined to 43.0% from 48.4% in the same period of 2003 due to the improved efficiency of our existing operations resulting from our fixed cost structure supporting a higher level of revenue.  We expect this trend to continue as we add more access lines with only modest increase in our employee base.

EBITDA.  Earnings before interest, taxes, depreciation and amortization (EBITDA) was $6.3 million for the three months ended March 31, 2004, an increase of 160.8% from $2.4 million in the same period of 2003.  This increase was due to increased profit margins and lower sales, general and administrative expenses as a percentage of revenue.

EBITDA is a not a measure of financial performance under generally accepted accounting principles (GAAP).  EBITDA is provided because it is a measure of financial performance commonly used as an indicator of a company’s historical ability to service debt.  We have presented EBITDA to enhance your understanding of our operating results.  You should not construe it as an alternative to operating income, as an indicator of operating performance nor as an alternative to cash flows provided by operating activities as a measure of liquidity determined in accordance with GAAP.  We may calculate EBITDA differently than other companies.  The following is a schedule reconciling EBITDA with reported GAAP net income (loss) (dollars in thousands):

	2004	2003
	(unaudited)	(unaudited)
EBITDA	$6,346	$2,434
Depreciation and amortization	(7,934)	(7,649)
Interest expense	(2,314)	(431)
Deferred compensation	(20)	(70)
Loss on disposal of assets	(1)	—
Interest income	11	92
Gain on debt restructuring	18,195	—
Net income (loss)	$14,283	$(5,624)

Depreciation and Amortization.  Depreciation and amortization expense was $7.9 million for the three months ended March 31, 2004, an increase of 3.7% from $7.6 million in the same period of 2003.  This increase was primarily due to our network growth and associated capital expenditures.  As a percentage of revenue, depreciation and amortization decreased to 20.8% for the three months ended March 31, 2004 from 24.0% for the same period of 2003.

Interest.  Interest expense was $2.3 million for the three months ended March 31, 2004, an increase of 436.5% from $0.4 million in the same period of 2003.  This increase was primarily due to the payment of a $1.6 million prepayment penalty on the early extinguishment of our bank facility.

Gain on Extinguishment of Debt.  Net income for the three months ended March 31, 2004 included a gain on extinguishment of debt of $18.2 million.  The gain on the extinguishment of debt was the result of paying off our bank facility.  In June 2002, we restructured our bank facility and because the future cash flows could not be calculated with certainty, the gain was deferred.  As a result of the repayment, the excess carrying value of $20.9 million net of debt issuance costs of $2.7 million resulted in the $18.2 million gain on extinguishment of debt.

Liquidity and Capital Resources

Financings.  In March 2004, the Company completed an offering of $100 million of 8 3/8%, pay fees related to the offering senior second secured notes due 2010 at a discount resulting in a 12% yield.  Proceeds from the offering were used to retire bank debt and provide additional liquidity to the Company.  After repayment of the Company’s senior secured bank facility and fees related to the issuance of the new notes, the Company received incremental cash of approximately $13.6 million.

Cash Flows Provided by Operating Activities.  Cash provided by operating activities was $7.0 million for the three months ended March 31, 2004 compared to cash provided by operating activities of $0.8 million for the three months ended March 31, 2003.  Our improvement in cash provided by operating activities was primarily due to our growth in gross profit accompanied by a smaller increase in our operating expenses.  We also generated incremental working capital cash primarily through improvement in our accounts receivable collections and an increase in our accounts payable days outstanding.  We do not expect further improvement in our accounts receivable or accounts payable days outstanding in the future.

Cash Flows Used in Investing Activities.  Cash used in investing activities was $6.7 million for the three months ended March 31, 2004 and for the three months ended March 31, 2003.  The cash used in investing activities was primarily for the maintenance and expansion of our network and back office systems.

Cash Flows Provided by (Used in) Financing Activities.  Cash provided by financing activities was $14.6 million for the three months ended March 31, 2004.  The net proceeds from the issuance of the senior second secured notes generated approximately $13.6 million which is net of a $1.6 million prepayment penalty included in interest expense.  For the three months ended March 31, 2003, net cash used in financing activities was $0.8 million, primarily for payment on capital lease obligations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are not exposed to market risks from changes in foreign currency exchange rates or commodity prices.  We do not hold any derivative financial instruments nor do we hold any securities for trading or speculative purposes.

We are exposed to changes in interest rates on our investments in cash equivalents and short-term investments.  All of our investments are in cash equivalents with maturities of less than three months which reduces our exposure to long-term interest rate changes.  Interest income for the quarter was $0.01 million, therefore not exposing us to any meaningful interest income risk had rates dropped.  Excluding capital leases, we had $84.9 million in senior second secured notes outstanding as of March 31, 2004.  These notes are fixed interest rate and are therefore not exposed to any interest rate risk.

Item 4:  Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer with the participation and assistance of our management, concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) promulgated under the Securities Exchange Act of 1934, were effective in design and operation.  There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

We are a party to several complaint proceedings against Qwest filed with the Arizona, Colorado, Minnesota and Washington public utility commissions, or PUCs, and two federal court lawsuits involving Qwest.  The Minnesota PUC recently ordered Qwest to pay us $0.5 million as a refund of overcharges related to enhanced extended loops and Qwest may appeal the order.  We intend to appeal recent unfavorable decisions by the Minnesota PUC in relation to our complaints regarding Qwest’s withholding of Direct Measures of Quality, or DMOQ billing credits and our request for a refund from Qwest for overcharges for our colocations.  The Minnesota PUC and the Arizona Corporation Commission recently granted, and the Washington PUC denied in part and granted in part, our complaints regarding retroactive application of certain favorable UNE rates.  We have filed a similar complaint in Colorado.  We continue to pursue a lawsuit against Qwest in the United States District Court, Western District of Washington regarding the financial harm we have suffered as a result of Qwest’s violations of our interconnection agreements by failing to provide accurate records relating to interstate and intrastate long distance calls, failing to develop an unbundled network platform and failing to make DSL available for resale.  We also are opposing Qwest’s federal court appeal of the Minnesota PUC’s UNE Cost Order.  If Qwest is successful, our UNE rates in Minnesota could increase.

We are a defendant in a lawsuit filed in Federal Court in New Jersey by a competitor alleging defamation and interference with contract.  We disagree with the allegations and are moving to dismiss the action.

We are a party to certain regulatory investigations underway in Arizona, Colorado and Washington relating to the alleged failure of Qwest and several CLECs, including us, to submit interconnection agreements for approval by state regulatory agencies.  We cannot predict the outcome of the Arizona, Colorado or Washington investigations or the effect that any corresponding regulatory actions may have on our business.  A similar investigation by the Minnesota PUC resulted in no direct penalties against us.  The Minnesota Department of Commerce has filed a complaint with the Minnesota PUC concerning agreements that CLECs, including us, have with certain interexchange carriers for pricing access services.  They have asserted that the agreements are unlawfully discriminatory and required to be filed.  We cannot predict the outcome of any of these proceedings or their effect on our business.

Item 2. Changes in Securities and Use of Proceeds

On March 17, 2004, Eschelon Operating Company (a wholly owned subsidiary) issued $100 million principal amount at maturity of 8 3/8% Senior Second Secured Notes due in 2010.  Jefferies & Company, Inc. and Wachovia Securities were the joint book-running managers for the transaction.  These were priced at 84.813% of the principal amount and the gross proceeds were $84.813 million.

We offered these notes to qualified institutional buyers as defined in Rule 144A under the Securities Act, to persons outside the United States under Regulation S of the Securities Act and to a limited number of institutional accredited investors within the meaning of Rule 501 (a) (1), (2), (3) or (7) of the Securities Act.  Subsequent to the end of the period covered by this Report, we engaged in an exchange offer with the holders of the notes whereby the notes were exchanged for a like principal amount of registered 8 3/8% Senior Second Secured Notes due 2010 which was substantially completed on June 18, 2004.

The proceeds of this transaction were used to repay existing indebtedness, for general corporate purposes and to pay all associated fees and expenses of the offering.

We relied upon Rule 701 promulgated under the Securities Act to issue the following securities:

On March 15, 2004, we issued to 86 participants under the Eschelon Telecom, Inc. Stock Option Plan of 2002 options to purchase an aggregate of 277,617 shares of common stock at an exercise price of $0.10 per share.  These options generally vest 20% upon the date of the initial grant and 20% per year over four years from the date of grant.

Item 3.  Defaults Upon Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders during the quarter ended March 31, 2004

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

Exhibit No.	Description
3.1*	Fifth Amended and Restated Certificate of Incorporation of Eschelon Telecom, Inc. filed on June 27, 2002.
3.2*	By-Laws of Eschelon Telecom, Inc.
4.1*	Fourth Amended and Restated Stockholders Agreement dated June 27, 2002.
4.2*	Eschelon Telecom, Inc. 2002 Stock Incentive Plan.
4.3*	Form of Incentive Stock Option Grant Agreement Under the Eschelon Telecom, Inc. 2002 Stock Incentive Plan.
4.4*	Form of Nonstatutory Stock Option Grant Agreement Under the Eschelon Telecom, Inc. 2002 Stock Incentive Plan.
4.5*	Form of Restricted Stock Grant Agreement Under the Eschelon Telecom, Inc. 2002 Stock Incentive Plan.
4.6**

Indenture dated March 17, 2004 by and among Eschelon Operating Company; Eschelon Telecom, Inc.; Eschelon Telecom of Minnesota, Inc.; Eschelon Telecom of Washington, Inc.; Eschelon Telecom of Colorado, Inc.; Eschelon Telecom of Nevada, Inc.; Eschelon Telecom of Utah, Inc.; Eschelon Telecom of Oregon, Inc.; Eschelon Telecom of Arizona, Inc.; and The Bank of New York Trust Company, N.A.

4.7**

Registration Rights Agreement dated March 17, 2004 by and among Jefferies & Company, Inc.; Wachovia Capital Markets LLC; Eschelon Operating Company; Eschelon Telecom, Inc.; Eschelon Telecom of Minnesota, Inc.; Eschelon Telecom of Washington, Inc.; Eschelon Telecom of Colorado, Inc.; Eschelon Telecom of Nevada, Inc.; Eschelon Telecom of Utah, Inc.; Eschelon Telecom of Oregon, Inc.; and Eschelon Telecom of Arizona, Inc.

4.8**

Security Agreement dated March 17, 2004 by and among Eschelon Operating Company; Eschelon Telecom, Inc.; Eschelon Telecom of Minnesota, Inc.; Eschelon Telecom of Washington, Inc.; Eschelon Telecom of Colorado, Inc.; Eschelon Telecom of Nevada, Inc.; Eschelon Telecom of Utah, Inc.; Eschelon Telecom of Oregon, Inc.; Eschelon Telecom of Arizona, Inc.; and The Bank of New York Trust Company, N.A. (as Collateral Agent).

4.9**	Trademark Security Agreement dated March 17, 2004 by and among Eschelon Operating Company; Eschelon Telecom, Inc.; and The Bank of New York Trust Company, N.A. (as Collateral Agent).
4.10**	Form of Initial 8 3/8% Senior Second Secured Notes due 2010.
4.11**	Form of Guarantee of Initial 8 3/8% Senior Second Secured Notes due 2010.
4.12**	Form of Exchange 8 3/8% Senior Second Secured Notes due 2010.
4.13**	Form of Guarantee of Exchange 8 3/8% Senior Second Secured Notes due 2010.
10.1*	Change-in-Control Severance Pay and Employment Agreement dated November 22, 2002 by and between Eschelon Telecom, Inc. and Richard A. Smith.
10.2*	Employment Offer Letter dated March 7, 2000 from Eschelon Telecom, Inc. to Geoffrey M. Boyd.
10.2.1*	Severance Pay Letter Agreement dated November 14, 2002 by and between Eschelon Telecom, Inc. and Geoffrey M. Boyd.
10.3*	Change-in-Control Severance Pay Agreement dated April 21, 1999 by and between Advanced Telecommunications, Inc. and David A. Kunde.
10.4*	Employment Offer Letter dated July 19, 1999 from Eschelon Telecom, Inc. to Steven K. Wachter.

10.5*	Stock Restriction Agreement dated February 7, 2003 between Eschelon Telecom, Inc. and Marvin C. Moses.
10.6*	Stock Restriction Agreement dated February 7, 2003 between Eschelon Telecom, Inc. and Anthony J. Cassara.
10.7*	Stock Restriction Agreement dated February 7, 2003 between Eschelon Telecom, Inc. and Peter M. Van Genderen.
10.8*	Carrier Global Services Agreement dated July 28, 2000 by and between MCI WorldCom Communications, Inc. and Eschelon Telecom, Inc.
10.8.1*	First Amendment dated June 20, 2001 to Carrier Global Services Agreement dated July 28, 2000 by and between MCI WorldCom Communications, Inc. and Eschelon Telecom, Inc.
10.8.2*	Second Amendment dated April 8, 2002 to Carrier Global Services Agreement dated July 28, 2000 by and between MCI WorldCom Communications, Inc. and Eschelon Telecom, Inc.
10.8.3*	Third Amendment dated April 1, 2003 to Carrier Global Services Agreement dated July 28, 2000 by and between MCI WorldCom Communications, Inc. and Eschelon Telecom, Inc.
10.8.4*	WorldCom Internet Dedicated Service Agreement and Service Order Form dated June 12, 2003.
10.8.5*	WorldCom Internet Dedicated Service Agreement and Service Order Form dated January 23, 2004.
10.8.6*	WorldCom Internet Dedicated T3 Price-Protected Agreement dated July 26, 2001.
10.8.7*	WorldCom Wholesale Dedicated Internet Pricing Sheet
10.9*	Carrier Service Agreement dated August 25, 2000 between Global Crossing Bandwidth, Inc. and Eschelon Telecom, Inc.
10.9.1*	Amendment #1 dated November 10, 2000 to Carrier Service Agreement dated August 25, 2000 between Global Crossing Bandwidth, Inc. and Eschelon Telecom, Inc.
10.9.2*	Amendment #2 dated January 2, 2001 to Carrier Service Agreement dated August 25, 2000 between Global Crossing Bandwidth, Inc. and Eschelon Telecom, Inc.
10.9.3*	Amendment #3 dated June 25, 2001 to Carrier Service Agreement dated August 25, 2000 between Global Crossing Bandwidth, Inc. and Eschelon Telecom, Inc.
10.9.4*	Amendment #4 dated July 17, 2001 to Carrier Service Agreement dated August 25, 2000 between Global Crossing Bandwidth, Inc. and Eschelon Telecom, Inc.
10.9.5*	Amendment #5 dated April 25, 2002 to Carrier Service Agreement dated August 25, 2000 between Global Crossing Bandwidth, Inc. and Eschelon Telecom, Inc.
10.9.6*	Amendment #6 dated July 12, 2002 to Carrier Service Agreement dated August 25, 2000 between Global Crossing Bandwidth, Inc. and Eschelon Telecom, Inc.
10.9.7*	Amendment #7 dated March 26, 2004 to Carrier Service Agreement dated August 25, 2000 between Global Crossing Bandwidth, Inc. and Eschelon Telecom, Inc.
10.10*	Advisory Agreement dated March 15, 2004 among Eschelon Telecom, Inc.; Bain Capital Investors, LLC; Wind Point Advisor, L.L.C.; and Stolberg, Meehan & Scano, L.L.C.
10.11*	Lease of Office Space by and between St. Paul Properties, Inc. and Eschelon Telecom, Inc. dated as of November 18, 2003.
10.12*	Lease Agreement by and between Timeshare Systems, Inc. and Advanced Telecommunications, Inc. dated March 3, 1999.
10.13*	Lease For Storage dated July 30, 1996 by and between T.H.S. Northstar Associates Limited Partnership and Fishnet.com, Inc.
10.13.1*	First Amendment dated March 10, 1998 of Lease for Storage dated July 30, 1996 by and between T.H.S. Northstar Associates Limited Partnership and Fishnet.com, Inc.
10.13.2*	Second Amendment dated March 27, 1998 of Lease for Storage dated July 30, 1996 by and between T.H.S. Northstar Associates Limited Partnership and Fishnet.com, Inc.
10.13.3*	Third Amendment dated April 30, 1999 of Lease for Storage dated July 30, 1996 by and between T.H.S. Northstar Associates Limited Partnership and Fishnet.com, Inc.
10.13.4*	Fourth Amendment dated October 3, 2000 of Lease for Storage dated July 30, 1996 by and between T.H.S. Northstar Associates Limited Partnership and Fishnet.com, Inc.
10.13.5*	Lease For Storage dated March 6, 2000 by and between T.H.S. Northstar Associates Limited Partnership and Fishnet.com, Inc.
10.13.6*	Lease For Storage dated July 11, 1999 by and between T.H.S. Northstar Associates Limited Partnership and Fishnet.com, Inc.

10.14*	Lease Agreement by and between Duke Realty Limited Partnership and Cady Communications, Inc. dated May 21, 1999.
10.15*	Lease Agreement between Seattle Telecom LLC and Advanced Telecommunications, Inc. dated December 20, 1999.
10.16*	Office Lease by and between Parkside Salt Lake Corporation and Advanced Telecommunications, Inc. dated December 28, 1999.
10.17*	Lease by and between Denver Place Associates Limited Partnership and Eschelon Telecom of Colorado, Inc. dated October 24, 2000.
10.18*	Office Lease by and between SOFI-IV SIM Office Investors II, Limited Partnership and Advanced Telecommunications, Inc. dated December 19, 1999.
10.18.1*	First Amendment dated March 17, 2003 to Lease by and between SOFI-IV SIM Office Investors II, Limited Partnership and Eschelon Telecom, Inc. dated December 19, 1999.
10.19*	Lease by and between Alco Investment Company and Advanced Telecommunications, Inc. dated November 19, 1999.
21.1*	Subsidiaries of Eschelon Telecom, Inc.
31.1	Certification by Richard A. Smith, Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Geoffrey M. Boyd, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Richard A. Smith, Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Geoffrey M. Boyd, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                                                                                         Incorporated herein by reference to Eschelon Telecom, Inc. Registration Statement on Form 10, No. 000-50706.

**                                                                                  Incorporated herein by reference to Eschelon Operating Company Registration Statement on Form S-4, No. 333-114437.

Reports on Form 8-K

None.