Form 10-Q/A
period 2004-03-31
ESCHELON TELECOM INC
filed 2004-06-29
CIK 1110507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-0001

FORM 10-Q/A

AMENDMENT NO. 1

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

ESCHELON TELECOM, INC.

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) on Form 10-Q/A for the three months ended March 31, 2004 is being filed to include a signature page to our Form 10-Q for the three months ended March 31, 2004 (the “Form 10-Q”) and to amend certain typographical errors in the Form 10-Q.  This Amendment amends and supercedes the Form 10-Q in its entirety.

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

See accompanying notes.

Eschelon Telecom, Inc.

Unaudited Consolidated Statements of Operations

(Dollars in Thousands, Except per Share Amounts)

	Three months ended March 31, 2004	Three months ended March 31, 2003

Revenue:
Network services	$32,113	$26,654
BTS	6,083	5,260
Total revenue	38,196	31,914

Cost of revenue:
Network services	11,766	10,665
BTS	3,662	3,367
Total cost of revenue	15,428	14,032

Gross profit:
Network services	20,347	15,989
BTS	2,421	1,893
Total gross profit	22,768	17,882

Operating expenses:
Sales, general and administrative	16,422	15,448
Depreciation and amortization	7,934	7,649
Operating loss	(1,588)	(5,215)

Other income (expense):
Interest income	11	92
Interest expense	(2,314)	(431)
Gain on debt restructuring	18,195	—
Other expense	(21)	(70)
Income (loss) before taxes	14,283	(5,624)
Income taxes	—	—
Net income (loss)	14,283	(5,624)
Less preferred stock dividends	(854)	(845)
Net income (loss) applicable to common stockholders	$13,429	$(6,469)

Net income (loss) per share:
Basic	$3.70	$(2.70)
Diluted	$0.19	$(2.70)

Weighted average number of shares outstanding:
Basic	3,629,541	2,395,776
Diluted	106,786,128	2,395,776

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

The following table illustrates the effect on net income (loss) per share if the company had applied the fair value recognition provision of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Three months ended March 31,
	2004	2003
Net income (loss) applicable to common stockholders, as reported	$13,429	$(6,469)
Add: Stock-based employee compensation expense included in reported net income (loss)	20	70
Deduct: Total stock-based employee compensation expense determined under fair value-based methods for all awards	(9)	(127)
Pro forma net income (loss) applicable to common stockholders	$13,440	$(6,526)

Net income (loss) per share:
Basic - as reported	$3.70	$(2.70)
Basic - pro forma	$3.70	$(2.72)

Diluted - as reported	$0.19	$(2.70)
Diluted - pro forma	$0.19	$(2.72)

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

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions.  Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

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

2.)          Notes Payable

In March 2004, the Company completed an offering of $100,000 of 8 3/8% senior second secured notes due 2010 at a discount resulting in a 12% yield.  Proceeds from the offering were used to retire bank debt with a principal balance of $65,421, pay fees related to the offering and provide additional liquidity to the Company.

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

4.)                                  Capital Stock

Under the terms of the Series A Preferred Stock, the holders are entitled to receive, when and if declared by the Board of Directors, cumulative dividends on each share of the Series A Preferred Stock at a rate of 8% per year which shall accrue daily and, to the extent not paid, shall accumulate quarterly in arrears.  At March 31, 2004 and December 31, 2003, dividends in arrears are $6,980 and $6,127, respectively.

The shares of Series A Preferred Stock, plus all accrued and unpaid dividends at the time of conversion, are convertible at any time, at the option of the holder, into shares of the Company’s common stock at the initial conversion price, which is the original issue price of $0.5079.  The conversion price is subject to adjustment in the event of certain events, such as dilutive issuances of additional securities.  The Series A Preferred Stock will automatically convert into common stock in the event of an initial public offering raising at least the greater of $50,000 or the amount of principal and interest outstanding under the Credit Agreement.  The Series A Preferred Stock may be automatically converted upon the consent of the holders of at least 60% of the then outstanding shares of Series A Preferred Stock.

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

Comparison of Financial Results

Overview of Results

Selected consolidated financial and operating data for the three months ending March 31, 2004 and 2003 is as follows (dollars in thousands, except per unit amounts):

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

Gain on Extinguishment of Debt.  Net income for the three months ended March 31, 2004 included a gain on extinguishment of debt of $18.2 million.  The gain on the extinguishment of debt was the result of paying off our bank facility.  In June 2002, we restructured our bank facility and because the future cash flows could not be calculated with certainty, the gain was deferred.  As a result of the repayment, the excess carrying value of $20.9 million and debt issuance costs of $2.7 million were recognized and resulted in the $18.2 million gain on extinguishment of debt.

Liquidity and Capital Resources

Financings.  In March 2004, the Company completed an offering of $100 million of 8 3/8% senior second secured notes due 2010 at a discount resulting in a 12% yield.  Proceeds from the offering were used to retire bank debt, pay fees related to the offering and provide additional liquidity to the Company.  After repayment of the Company’s senior secured bank facility and fees related to the issuance of the new notes, the Company received incremental cash of approximately $13.6 million.

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

We are exposed to changes in interest rates on our investments in cash equivalents and short-term investments.  All of our investments are in cash equivalents with maturities of less than three months which reduces our exposure to long-term interest rate changes.  Interest income for the quarter was $11.1 thousand, therefore not exposing us to any meaningful interest income risk had rates dropped.  Excluding capital leases, we had $84.9 million in senior second secured notes outstanding as of March 31, 2004.  These notes are at a fixed interest rate and are therefore not exposed to any interest rate risk.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On March 17, 2004, Eschelon Operating Company (our wholly owned subsidiary) issued $100 million principal amount at maturity of 8 3/8% Senior Second Secured Notes due in 2010.  Jefferies & Company, Inc. and Wachovia Securities were the joint book-running managers for the transaction.  These notes were priced at 84.813% of the principal amount and the gross proceeds were $84.813 million.

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

*                                                                                         Incorporated herein by reference to Eschelon Telecom, Inc. Registration Statement on Form 10, No. 000-50706.

**                                                                                  Incorporated herein by reference to Eschelon Operating Company Registration Statement on Form S-4, No. 333-114437.

Reports on Form 8-K

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eschelon Telecom, Inc.

Date: June 29, 2004	By:	/s/ Geoffrey M. Boyd

	Name:	Geoffrey M. Boyd
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)