Form 10-Q
period 2004-06-30
ESCHELON TELECOM INC
filed 2004-08-12
CIK 1110507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-0001

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-50706

ESCHELON TELECOM, INC.
(Exact name of registrant as specified in its charter)

Delaware	41 - 1843131
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

730 Second Avenue Minneapolis, MN	55402
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (612) 376-4400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act.  Yes ☐   No ☒

As of August 10, 2004, the number of outstanding shares of the Registrant’s Common Stock, par value $.01 per share, was 4,665,964 shares and the number of outstanding shares of the Registrant’s Preferred Stock, par value $.01 per share, was 84,306,677 shares, convertible into 99,732,467 shares of Common Stock.

ESCHELON TELECOM, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Eschelon Telecom, Inc.

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Amounts)

	December 31, 2003	June 30, 2004
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,606	$23,843
Accounts receivable, net of allowance for doubtful accounts of $739 and $445, respectively	13,537	12,106
Other receivables	2,097	3,177
Inventories	3,169	3,141
Prepaid expenses	2,046	2,155
Total current assets	29,455	44,422

Property and equipment, net	86,777	85,966

Other assets	1,269	1,392
Goodwill	7,168	7,168
Intangible assets, net	29,052	29,678
Total assets	$153,721	$168,626

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$4,582	$6,140
Accrued telecommunication costs	6,939	6,876
Accrued expenses	3,240	6,264
Deferred revenue	3,000	3,720
Accrued compensation expenses	4,261	3,399
Capital lease obligation, current maturities	1,020	521
Total current liabilities	23,042	26,920

Long-term liabilities:
Commitments and contingencies (Note 3)
Capital lease obligation	576	1,552
Notes payable	86,226	85,332
Total liabilities	109,844	113,804

Series A convertible preferred stock, $0.01 par value; 100,000,000 shares authorized; 84,306,677 shares outstanding at December 31, 2003 and June 30, 2004	48,948	50,656

Stockholders’ equity (deficit):
Common stock, $0.01 par value; 160,000,000 shares authorized; 4,457,579 shares issued and outstanding at December 31, 2003, and 4,665,964 shares issued and outstanding at June 30, 2004	45	47
Additional paid-in capital	120,105	118,413
Accumulated deficit	(125,167)	(114,260)
Deferred compensation	(54)	(34)
Total stockholders’ equity (deficit)	(5,071)	4,166
Total liabilities and stockholders’ equity (deficit)	$153,721	$168,626

See accompanying notes.

Eschelon Telecom, Inc.

Unaudited Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Amounts)

	Three months ended June 30,		Six months ended June 30,
	2003	2004	2003	2004
Revenue:
Network services	$28,188	$32,745	$54,842	$64,857
Business telephone systems	7,217	6,406	12,477	12,490
Total revenue	35,405	39,151	67,319	77,347

Cost of revenue:
Network services	11,184	11,592	21,849	23,357
Business telephone systems	4,189	3,818	7,556	7,480
Total cost of revenue	15,373	15,410	29,405	30,837

Gross profit:
Network services	17,004	21,153	32,993	41,500
Business telephone systems	3,028	2,588	4,921	5,010
Total gross profit	20,032	23,741	37,914	46,510

Operating expenses:
Sales, general and administrative	16,148	17,084	31,596	33,506
Depreciation and amortization	8,056	7,277	15,705	15,212
Operating loss	(4,172)	(620)	(9,387)	(2,208)

Other income (expense):
Interest income	55	26	147	38
Interest expense	(448)	(2,760)	(879)	(5,074)
Gain on extinguishment of debt	—	—	—	18,195
Other expense	(36)	(23)	(106)	(44)
Income (loss) before taxes	(4,601)	(3,377)	(10,225)	10,907
Income taxes	—	—	—	—
Net income (loss)	(4,601)	(3,377)	(10,225)	10,907
Less preferred stock dividends	(854)	(854)	(1,699)	(1,708)
Net income (loss) applicable to common stockholders	$(5,455)	$(4,231)	$(11,924)	$9,199

Net income (loss) per share:
Basic	$(1.76)	$(1.09)	$(4.33)	$2.45
Diluted	$(1.76)	$(1.09)	$(4.33)	$0.16

Weighted average number of shares outstanding:
Basic	3,101,923	3,889,854	2,750,800	3,759,693
Diluted	3,101,923	3,889,854	2,750,800	108,475,277

See accompanying notes.

Eschelon Telecom, Inc.

Unaudited Consolidated Statements of Cash Flows

(In Thousands)

	Six months ended June 30,
	2003	2004
Operating activities
Net income (loss)	$(10,225)	$10,907
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	15,705	15,212
Other non-cash items	1,067	1,409
Gain on extinguishment of debt	—	(18,195)
Changes in operating assets and liabilities:
Accounts receivable	(2,734)	987
Inventories	(478)	28
Other current assets and deposits	516	(1,312)
Accounts payable and accrued expenses	1,596	4,519
Deferred revenue	511	720
Accrued compensation expense	(670)	(862)
Net cash provided by operating activities	5,288	13,413

Investing activities
Purchases of property and equipment	(8,019)	(6,979)
Cash paid for customer installation costs	(6,037)	(5,494)
Net cash used in investing activities	(14,056)	(12,473)

Financing activities
Proceeds from issuance of notes payable	—	84,813
Payments made on bank debt and capital lease obligations	(1,503)	(66,299)
Proceeds from (fees associated with) issuance of stock	(62)	3
Increase in debt issuance costs	(58)	(4,220)
Net cash provided by (used in) financing activities	(1,623)	14,297

Net increase (decrease) in cash and cash equivalents	(10,391)	15,237
Cash and cash equivalents at beginning of period	19,733	8,606
Cash and cash equivalents at end of period	$9,342	$23,843

Supplemental cash flow information
Cash paid for interest	$232	$4,167

Supplemental noncash activities
Equipment purchases under capital leases	$710	$1,354
Value of common stock issued to management	$124	$14

See accompanying notes.

Eschelon Telecom, Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Share and Per Share Amounts)

(Unaudited)

1.)          Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Eschelon Telecom, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal and recurring adjustments and accruals) considered necessary for a fair presentation for the periods indicated have been included.  Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.  The consolidated balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  These financial statements should be read in conjunction with the Company’s audited financial statements and related notes thereto for the year ended December 31, 2003 included in the Eschelon Operating Company Form S-4/A, File No. 333-114437-08, filed with the Securities and Exchange Commission on May 6, 2004.

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

Property and equipment consist of the following:

	December 31, 2003	June 30, 2004

Vehicles	$39	$121
Office furniture and equipment	13,243	14,566
Computer equipment and software	30,264	31,965
Leasehold improvements	16,931	17,287
Switching and data equipment and software	76,751	81,338
	137,228	145,277
Less accumulated depreciation	(50,451)	(59,311)
	$86,777	$85,966

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

Intangible assets consist of the following:

	December 31, 2003	June 30, 2004

Customer set-up costs	$52,794	$58,290
Debt issuance costs	5,833	4,220
Non-compete agreements	15	15
	58,642	65,525
Less accumulated amortization	(29,590)	(32,847)
	$29,052	$29,678

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

The following table illustrates the effect on net income (loss) per share if the company had applied the fair value recognition provision of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Three months ended June 30,		Six months ended June 30,
	2003	2004	2003	2004
Net income (loss) applicable to common stockholders, as reported	$(5,455)	$(4,231)	$(11,924)	$9,199
Add: Stock-based employee compensation expense included in reported net income (loss)	—	—	70	20
Deduct: Total stock-based employee compensation expense determined under fair value-based methods for all awards	(4)	(16)	(131)	(48)
Pro forma net income (loss) applicable to common stockholders	$(5,459)	$(4,247)	$(11,985)	$9,171

Net income (loss) per share:
Basic - as reported	$(1.76)	$(1.09)	$(4.33)	$2.45
Basic - pro forma	$(1.76)	$(1.09)	$(4.36)	$2.44

Diluted - as reported	$(1.76)	$(1.09)	$(4.33)	$0.16
Diluted - pro forma	$(1.76)	$(1.09)	$(4.36)	$0.16

Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123.  The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for the three months ended June 30, 2003 and 2004:  a risk-free interest rate of 3.25% and 3.88%, respectively; dividend yield of 0% for each period; volatility factor of the expected market price of the Company’s common stock of 25% for each period; and a weighted average life of the options of five years for each period.  The following assumptions were used for the six months ended June 30, 2003 and 2004:  a risk-free interest rate ranging from 3.25% to 3.88%; dividend yield of 0% for each period; volatility factor of the expected market price of the Company’s common stock of 25% for each period; and a weighted average life of the options of five years for each period.

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

Net Income (Loss) Per Share

Basic earnings per share is computed based on the weighted average number of common shares outstanding.  Diluted earnings per share is computed based on the weighted average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued.  Potentially dilutive shares of common stock include stock options, unvested restricted stock grants and Series A Convertible Preferred Stock.  During periods in which a net loss is incurred, diluted earnings per share amounts are the same as basic per share amounts because the effect of all options, unvested restricted stock grants and Series A Convertible Preferred Stock is anti-dilutive.

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per common share:

	Three months ended June 30,		Six months ended June 30,
	2003	2004	2003	2004
Numerator:
Net income (loss) applicable to common stockholders, as reported	$(5,455)	$(4,231)	$(11,924)	$9,199
Add: Cumulative preferred stock dividends	—	—	—	7,835
Deduct: Unrecognized deferred compensation expense	—	—	—	(34)
Numerator for diluted earnings per share	$(5,455)	$(4,231)	$(11,924)	$17,000

Denominator:
Weighted average number of common shares outstanding	3,101,923	3,889,854	2,750,800	3,759,693
Effect of dilutive securities:
Restricted stock grants	—	—	—	426,810
Employee stock options	—	—	—	4,556,306
Series A convertible preferred stock	—	—	—	99,732,468
Denominator for diluted earnings per share	3,101,923	3,889,854	2,750,800	108,475,277

Net income (loss) per share:
Basic - as reported	$(1.76)	$(1.09)	$(4.33)	$2.45
Diluted - as reported	$(1.76)	$(1.09)	$(4.33)	$0.16

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

The carrying value of notes payable is comprised of the following:

	December 31, 2003	June 30, 2004

Principal balance due	$64,355	$100,000
Excess carrying value	21,871	—
Discount on note payable	—	(14,668)
Carrying value	$86,226	$85,332

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

In August 2000, the Company entered into a ten-year agreement with Global Crossing to purchase a total of $100,000 of services.  The agreement does not contain monthly minimums, however a penalty is assessed for early termination upon change in control.  Upon change in control, the early termination penalties are $10,000 through August 2004, and $5,000 from September 2004 through August 2010.

See Regulatory Overview and Legal Proceedings discussion within the Management’s Discussion and Analysis and Legal Proceedings sections presented in this document.

4.)          Capital Stock

Under the terms of the Series A Convertible Preferred Stock, the holders are entitled to receive, when and if declared by the Board of Directors, cumulative dividends on each share of the Series A Convertible Preferred Stock at a rate of 8% per year which shall accrue daily and, to the extent not paid, shall accumulate quarterly in arrears.  At December 31, 2003 and June 30, 2004, dividends in arrears are $6,127 and $7,835, respectively.

The shares of Series A Convertible Preferred Stock, plus all accrued and unpaid dividends at the time of conversion, are convertible at any time, at the option of the holder, into shares of the Company’s common stock at the initial conversion price, which is the original issue price of $0.5079.  The conversion price is subject to adjustment in the event of certain events, such as dilutive issuances of additional securities.  The Series A Convertible Preferred Stock will automatically convert into common stock in the event of an initial public offering raising at least the greater of $50,000 or the amount of principal and interest outstanding under the Credit Agreement.  The Series A Convertible Preferred Stock may be automatically converted upon the consent of the holders of at least 60% of the then outstanding shares of Series A Convertible Preferred Stock.

The shares of Series A Convertible Preferred Stock will be redeemed on the tenth anniversary of the original issuance, if the shares have not previously been redeemed or converted.  The Company may redeem all of the Series A Convertible Preferred Stock upon the effectiveness of an initial public offering.  The redemption price of the Series A Convertible Preferred stock will be the greater of (i) the original issue price plus all accrued and unpaid dividends or (ii) the fair market value of the shares of common stock, as determined by the Board of Directors, that would be received upon conversion of (a) the Series A Convertible Preferred Stock, and (b) any accrued and unpaid dividends on the Series A Convertible Preferred Stock.  Upon a change of control, the holders of 60% of the then outstanding shares of the Series A Convertible Preferred Stock may require the Company to redeem all of or a portion of the Series A Convertible Preferred Stock at a price equal to (1) the liquidation preference (as described below) if the change of control occurs before the fifth anniversary of the original issue date and (2) the redemption price if the change of control occurs after the fifth anniversary of the original issue date.

In the event of the Company’s liquidation, the holders of the Series A Convertible Preferred Stock will receive any distribution of corporate assets before any distributions are made to a junior class of equity.  The amount to be distributed to the holders of Series A Convertible Preferred Stock will be the greater of (i) two times the original issue price plus all accrued and unpaid dividends (whether or not yet accumulated) as of the date of distribution, or (ii) the fair market value of the shares of the Company’s common stock, as determined by the Board of Directors, that would be received upon (1) conversion of the Series A Convertible Preferred Stock, (2) any accrued and unpaid dividends and, (3) if the liquidation is prior to the fifth anniversary of the date of issuance of the Series A Convertible Preferred Stock, all additional dividends that would have been accrued through the fifth anniversary date.

Stock Options

In November 2002, the Board of Directors approved the Eschelon Telecom, Inc. Stock Option Plan of 2002 (the 2002 Plan).  A total of 14,117,647 shares of the Company’s common stock have been reserved for issuance under the 2002 Plan.  At June 30, 2004, the Company had 10,337,796 options outstanding and 2,484,979 shares of restricted common stock issued to certain directors and members of management under the 2002 Plan.

Restricted Common Stock

In February 2003, the Company granted 2,484,979 shares of restricted common stock to certain directors and members of management.  The fair value per share of this restricted stock was $0.05.  The Company records compensation expense as the restrictions are removed from the stock.  In February 2003, 1,399,902 shares had vested resulting in compensation expense related to restricted common stock of $70.  In February 2004, an additional 405,968 shares had vested resulting in compensation expense of $20.

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

We have increased our annual revenue every year from $41.7 million for the year ended December 31, 1999 to $141.1 million for the year ended December 31, 2003, and we have increased our gross profit from $14.8 million to $80.3 million over the same period.  As of June 30, 2004, we provided service through 225,949 total access lines, an increase of 9.5% from 206,421 total access lines at December 31, 2003.

Our goal is to provide services to our customers on our network, or on-net, which will allow us to continue to expand our operating margins and improve profitability.  We have continued to increase the percentage of on-net customers with a strategically deployed and incentivized sales force.  Increasing our on-net percentage improves customer retention, leverages our network, increases profitability and reduces our exposure to regulatory risk.  We selectively provide service via the unbundled network element-platform, or UNE-P, to reach locations outside of our network footprint of on-net customers and to provide Qwest DSL.  For the six months ended June 30, 2004, 89.1% of our new access lines installed were on-net and as of June 30, 2004, 77.4% of our total access lines in service were on-net.

Customer retention is a key metric that we use to measure the success of our business.  We report monthly access line attrition, or churn, as measured by dividing total access lines disconnected for the month by our total access lines at the end of the month.  We believe our low level of churn reflects our high quality of service and the value proposition we provide to new and existing customers.  Due to our focus on improved service levels, competitive pricing and customer credit quality, we have reduced our monthly churn to levels that we believe are industry leading.  For the six months ended June 30, 2004, our monthly churn averaged 1.53% compared to 1.60% for the year ended December 31, 2003.

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

Network services revenue is recognized in the month the services are used.  In the case of local service revenue, local services charges are billed in advance but accrued for and recognized on a prorated basis based on length of service in any given month.  Long distance and access charges are billed in arrears but accrued based on monthly average usage per line per day.  We do not receive any revenues from reciprocal compensation due to our bill-and-keep arrangement with Qwest nor do we have any wholesale revenue other than access revenue.  For the six month period ended June 30, 2004, carrier access revenue represented 8.5% of our total revenue.

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

•      signaling system network connectivity; and

•      leasing our ATM backbone network.

The costs to lease local loops, digital T1 lines and high capacity digital interoffice facilities from the ILECs varies by carrier and by state and are regulated under the Telecommunications Act of 1996.  In virtually all areas, we lease local loops, T1 lines and interoffice capacity from the ILECs.  We lease interoffice facilities from carriers other than the ILEC where possible in order to lower costs and improve network redundancy.  However, in most cases, the ILEC is the only source for local loops and T1 lines.  We also purchase, on a wholesale or negotiated basis, UNE-P and customized network element packages, or UNE-E, from Qwest and Centrex services from SBC Communications Inc.  The rates for UNE-P and Centrex are regulated and established by the various state corporation or utility commissions.  As of June 30, 2004 and December 31, 2003, we had 42,921 and 45,041 UNE-P access lines in service, respectively.  As of June 30, 2004 and December 31, 2003, we had 8,095 and 8,493 Centrex access lines in service, respectively.  The rates for UNE-E were negotiated with Qwest under the terms of a five-year contract that expires December 31, 2005.  As of June 30, 2004 and December 31, 2003, we had 1,942 and 1,934 UNE-E access lines in service, respectively.

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

We carefully review all of our vendor invoices and frequently dispute inaccurate or inappropriate charges.  Our single largest vendor is Qwest, to whom we paid $25.8 million for the year ended December 31, 2003, and $16.7 million for the six months ended June 30, 2004.  We frequently short pay vendor invoices in order to pay proper amounts owed.  We use significant estimates to determine the level of success in dispute resolution and consider past historical experience, basis of dispute, financial status and current relationship with vendors and aging of prior disputes in quantifying our estimates.

We account for all of our network depreciation in depreciation and amortization expense and do not have any depreciation in cost of revenue.

Our most significant BTS costs are the equipment purchased from manufacturers and labor for service and equipment installation.  To take advantage of volume purchase discounts, we purchase equipment primarily from three manufacturers.  For BTS installations our policy is to require a 30% deposit before ordering the equipment so our risk of excess inventory or inventory obsolescence is low.  BTS cost of revenue also includes salaries and benefits of field technicians as well as vehicle and incidental expenses associated with equipment installation, maintenance and service provisioning.

Sales, general and administrative expenses.  Sales, general and administrative expenses are comprised primarily of salaries and benefits, bonuses, commissions, occupancy costs, sales and marketing expenses, bad debt, billing and professional services.

Determining our allowance for doubtful accounts receivable requires significant estimates.  We consider a number of factors in determining the proper level of the allowance, including historical collections experience, current economic trends, the aging of the accounts receivable portfolio and changes in the creditworthiness of our customers.  We perform a rigorous credit review process on each new customer that involves reviewing the customer’s current service provider bill and payment history, matching customers with the National Telecommunications Data Exchange database for delinquent customers and, in some cases, requesting credit reviews through Dun and Bradstreet.  For the six months ended June 30, 2003 and 2004, our bad debt expense as a percentage of revenue was 0.5% and 0.6%, respectively.

Depreciation and amortization.  Our depreciation and amortization currently includes depreciation for network related voice and data equipment, back office systems, furniture, fixtures, leasehold improvements, office equipment and computers.  All internal costs directly related to the expansion of our network and operating and support systems, including salaries of certain employees, are capitalized and depreciated over the lives of the switches or systems, as the case may be.  Capitalized customer installation costs are amortized over the approximate average life of a customer.  Detailed annual time studies are used to determine labor capitalization.  These time studies are based on employee time sheets for those engaged in capitalizable activities.

In 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Intangible Assets.  SFAS No. 142 provides that goodwill and intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment.

Regulatory Overview

FCC rules implementing the local competition provisions of the Telecommunications Act permit CLECs to lease UNEs at rates determined by PUCs employing the FCC’s Total Element Long Run Incremental Cost, or TELRIC, forward-looking, cost-based pricing model.  On September 15, 2003, the FCC opened a proceeding re-examining the TELRIC methodology and wholesale pricing rules for communications services made available for resale by ILECs in accordance with the Telecommunications Act.  This proceeding will comprehensively re-examine whether the TELRIC pricing model produces unpredictable pricing inconsistent with appropriate economic signals; fails to adequately reflect the real-world attributes of the routing and topography of an ILEC’s network; and creates disincentives to investment in facilities by understating forward-looking costs in pricing RBOC network facilities and overstating efficiency assumptions.  We have joined a coalition of CLECs to participate in this proceeding.  The application and effect of a revised TELRIC pricing model on the communications industry generally and on certain of our business activities cannot be determined at this time.

In August 2003, in its TRO, the FCC substantially modified its rules governing access to UNEs by CLECs.  However, on March 2, 2004, the D.C. Circuit vacated certain portions of the TRO and remanded the TRO to the FCC for further proceedings.  Specifically, the Court vacated the FCC’s delegation of decision-making authority to state commissions and several of the FCC’s nation-wide impairment determinations.  The Court also found that the FCC used a flawed methodology when making certain network element unbundling determinations and remanded those determinations back to the FCC for further analysis and justification.  The Court temporarily stayed the effectiveness of its decision until (1) the denial of any petition for rehearing or (2) May 2, 2004.  The Court subsequently extended the effective date until June 15, 2004.

The FCC and the Solicitor General have declined to appeal the Court’s order. The National Association of Regulatory Utility Commissioners and a coalition of CLECs, including Eschelon, separately appealed the decision.  We expect to learn whether the Supreme Court will take the case before the end of the year.

Although the Court’s order is now in effect, we do not know how or when the FCC will respond to it.  The FCC could issue interim rules in a relatively short time period that would remain in effect until permanent rules were issued or the FCC could forego interim rules.  We do not know when the FCC might issue either interim or permanent rules nor do we know what the rules will be or the effect such rules could have upon our business.  However, it has been reported in the trade press that the FCC will shortly issue a Notice of Proposed Rulemaking that will “preserve rates for unbundled network elements for six months, with rate increases expected to occur in the months that follow, according to industry sources . . .  It is speculated that a notice of proposed rulemaking to establish permanent rules will be released that calls for grandfathering any lines in service as of the end of the standstill period at total-element long-run increment cost (TELRIC) rates plus a 15% increase.  It is further speculated that the [Notice] would open the door for ILECs to set the rates for new network access orders, subject to contractual obligations”(1).

The ILECs have stated that they interpret the order as eliminating unbundled switching, transport, high capacity loops and dark fiber as UNEs.  Except for dark fiber, Eschelon uses all of these UNEs.  Eschelon, along with many other CLECs, interprets the effect of the order differently, reasoning that under the 1996 Telecommunications Act as well as under state statutes, unbundling is still required where CLECs are impaired without access to UNEs.  Furthermore, whereas the Court explicitly vacated the rules requiring the unbundling of mass market switching and transport, it was silent with respect to high capacity loops.

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

The FCC has encouraged ILECs and CLECs to engage in commercial negotiations to provide access to ILEC facilities that may no longer be available as UNEs.  Although a few such agreements have been announced, the great majority of CLECs, including Eschelon, have not succeeded in negotiating new agreements as of this date.  Qwest and MCI recently made public a four-year agreement which provides MCI an alternative to the UNE-P products they currently purchase from Qwest today at higher prices.  Qwest has stated that it will make similar terms and conditions available to other CLECs.  We are currently evaluating the agreement.  In addition, Eschelon has sent Qwest its own proposal relating to UNE-P, but we have not yet received a response.

As a condition of entering the long distance markets, the Act requires ILECs to provide CLECs with loops, transport, and unbundled switching.  In the TRO, the FCC determined, and the D.C. Circuit Court agreed, that these facilities must be made available to CLECs at “just and reasonable” rates, in contrast to UNEs which are available at TELRIC rates.  We do not know what “just and reasonable” rates would be nor do we know when such rates might be established nor the roles of the FCC or state commissions in establishing such rates.  In addition, Bell South has petitioned the FCC requesting that the FCC forebear from requiring RBOCs to provide an element under the long distance provisions of the Act if the RBOC is no longer required to provide the analogous UNE under the local competition portions of the Act.  We do not know how the FCC will rule on Bell South’s petition.

(1)  “Interim UNE Rules Expected To Offer Six-Month Freeze, Could Spark Bell Legal Fight,” Telecommunications Reports, August 1, 2004.

Comparison of Financial Results

Overview of Results

Selected consolidated financial and operating data for the three and six month periods ended June 30, 2003 and 2004 is as follows (dollars in thousands, except per unit amounts):

	Three months ended June 30,			Six months ended June 30,
	2003	2004	% Change	2003	2004	% Change
	(unaudited)	(unaudited)		(unaudited)	(unaudited)
Total revenue	$35,405	$39,151	10.6%	$67,319	$77,347	14.9%
Total gross margin (%)	56.6%	60.6%	7.2%	56.3%	60.1%	6.8%
EBITDA	$3,884	$6,657	71.4%	$6,318	$13,004	105.8%
Capital expenditures	$8,054	$6,789	(15.7)%	$14,776	$13,829	(6.4)%
Cash	$9,342	$23,843	155.2%	$9,342	$23,843	155.2%

Voice lines in service	144,396	162,622	12.6%	144,396	162,622	12.6%
Data lines in service	36,825	63,327	72.0%	36,825	63,327	72.0%
Total lines in service	181,221	225,949	24.7%	181,221	225,949	24.7%
Lines on-net (%)	69.6%	77.4%	11.3%	69.6%	77.4%	11.3%
Lines sold	20,889	22,773	9.0%	43,866	42,236	(3.7)%
Average monthly churn (%)	1.71%	1.52%	(10.9)%	1.75%	1.53%	(12.1)%
Average network revenue per line	$52.98	$49.06	(7.4)%	$53.22	$49.73	(6.6)%

Average total associates	890	918	3.1%	898	902	0.4%
Average total sales associates	189	195	3.2%	190	184	(3.2)%
Average network sales associates	152	156	2.9%	153	148	(3.5)%

Three Months Ended June 30, 2004 versus Three Months Ended June 30, 2003

Revenue.  Revenue for the three months ended June 30, 2003 and 2004 is as follows:

	2003	2004	% Change
	(unaudited)	(unaudited)
Revenue (in millions):
Voice and data services	$20.4	$24.1	18.3%
Long distance	4.7	5.4	13.8%
Access	3.1	3.3	5.6%
Total network services	28.2	32.8	16.2%
Business telephone systems	7.2	6.4	(11.2)%
Total revenue	$35.4	$39.2	10.6%

Network services revenue was $32.8 million for the three months ended June 30, 2004, an increase of 16.2% from $28.2 million in the same period of 2003.  The increase in revenue was primarily due to an increase in the average number of voice and data access lines in service.  Over the past 12 months the number of voice lines increased by 12.6% to 162,622 lines at June 30, 2004 and the number of data lines increased by 72.0% to 63,327 lines at June 30, 2004.  The growth in access lines was partially offset by declines in long distance and access revenue per minute of use and a decline in data revenue per line.  Due to continued high levels of competition, long distance revenue per minute of use declined.  Access revenue per minute of use declined in line with the scheduled FCC reduction of interstate rate levels.  Data revenue per line declined due to a combination of customers purchasing more bandwidth at discounted prices and general pricing pressures for data services in our markets.  We expect all of the above trends in line growth, long distance rates, access rates and data revenue per line to continue for the foreseeable future.  As we continue to grow, our size and churn will begin to limit our access line growth rate on both an absolute and on a percentage basis unless we increase our sales force and geographic territory.

BTS revenue was $6.4 million for the three months ended June 30, 2004, a decrease of 11.2% from $7.2 million in the same period of 2003.  The decrease in revenue was primarily due to a decrease in revenue from change orders and new system sales.  We cannot predict future trends in capital spending by small and medium-sized business customers.

Cost of Revenue.  Cost of revenue for the three months ended June 30, 2003 and 2004 is as follows:

	2003	2004	% Change
	(unaudited)	(unaudited)
Cost of revenue (in millions):
Network services	$11.2	$11.6	3.6%
Business telephone systems	4.2	3.8	(8.9)%
Total cost of revenue	$15.4	$15.4	0.2%

Network services cost of revenue was $11.6 million for the three months ended June 30, 2004, an increase of 3.6% from $11.2 million in the same period of 2003.  This increase is due to our growth in access lines.  As a percentage of related revenue, network services cost of revenue for the three months ended June 30, 2004 declined to 35.4% from 39.7% for the same period of 2003.  This improvement was due to the increase in our percentage of access lines on-net to 77.4% as of June 30, 2004 from 69.6% as of June 30, 2003.

BTS cost of revenue was $3.8 million for the three months ended June 30, 2004, a decrease of 8.9% from $4.2 million in the same period of 2003.  This decrease was due to a decrease in materials cost related to the change orders and new system sales mentioned previously.  As a percentage of related revenue, BTS cost of revenue for the three months ended June 30, 2004 increased to 59.6% from 58.0% for the same period of 2003.  We do not expect future improvements in BTS cost of revenue as a percentage of related revenue unless we are able to significantly increase BTS revenue and therefore achieve greater volume discounts or economies of scale in our workforce.

Gross Profit.  Gross profit for the three months ended June 30, 2003 and 2004 is as follows:

	2003	2004	% Change
	(unaudited)	(unaudited)
Gross profit (in millions):
Network services	$17.0	$21.2	24.4%
Business telephone systems	3.0	2.6	(14.5)%
Total gross profit	$20.0	$23.8	18.5%

The increase in gross profit for the three months ended June 30, 2004, from the same period of 2003, is due to the increase in revenue mentioned previously.

Sales, General and Administrative Expense.  Sales, general and administrative expenses were $17.1 million for the three months ended June 30, 2004, an increase of 5.8% from $16.1 million in the same period of 2003.  The increase is primarily due to higher average payroll and fringe benefit expenses and an increase in operating taxes.  As a percentage of revenue, sales, general and administrative expenses for the three months ended June 30, 2004 declined to 43.6% from 45.6% in the same period of 2003 due to the improved efficiency of our existing operations resulting from our fixed cost structure supporting a higher level of revenue.  We expect this trend to continue as we add more access lines with only modest increase in our employee base.

EBITDA.  Earnings before interest, taxes, depreciation and amortization (EBITDA) was $6.7 million for the three months ended June 30, 2004, an increase of 71.4% from $3.9 million in the same period of 2003.  This increase was due to increased profit margins and lower sales, general and administrative expenses as a percentage of revenue.

EBITDA is a not a measure of financial performance under generally accepted accounting principles (GAAP).  EBITDA is provided because it is a measure of financial performance commonly used as an indicator of a company’s historical ability to service debt.  EBITDA should not be construed as an alternative to operating income, as an indicator of operating performance nor as an alternative to cash flows provided by operating activities as a measure of liquidity determined in accordance with GAAP.  We may calculate EBITDA differently than other companies.  The following is a schedule reconciling EBITDA with reported GAAP net income (loss) for the three months ended June 30, 2003 and 2004 (dollars in thousands):

	2003	2004
	(unaudited)	(unaudited)
EBITDA	$3,884	$6,657
Depreciation and amortization	(8,056)	(7,277)
Interest expense	(448)	(2,760)
Loss on disposal of assets	(36)	(23)
Interest income	55	26
Net income (loss)	$(4,601)	$(3,377)

Depreciation and Amortization.  Depreciation and amortization expense was $7.3 million for the three months ended June 30, 2004, a decrease of 9.7% from $8.1 million in the same period of 2003.  This decrease was primarily due to accelerated depreciation in 2003 on the abandonment of our previous billing system per SFAS No. 144.  As a percentage of revenue, depreciation and amortization decreased to 18.6% for the three months ended June 30, 2004 from 22.8% for the same period of 2003.

Interest.  Interest expense was $2.8 million for the three months ended June 30, 2004, an increase of 516.4% from $0.4 million in the same period of 2003.  This increase was primarily due to interest expense on our senior second secured notes.

Six Months Ended June 30, 2004 versus Six Months Ended June 30, 2003

Revenue. Revenue for the six months ended June 30, 2003 and 2004 is as follows:

	2003	2004	% Change
	(unaudited)	(unaudited)
Revenue (in millions):
Voice and data services	$39.5	$47.6	20.6%
Long distance	9.2	10.7	15.9%
Access	6.1	6.6	7.1%
Total network services	54.8	64.9	18.3%
Business telephone systems	12.5	12.5	0.1%
Total revenue	$67.3	$77.4	14.9%

Network services revenue was $64.9 million for the six months ended June 30, 2004, an increase of 18.3% from $54.8 million in the same period of 2003.  The increase in revenue was primarily due to an increase in the average number of voice and data access lines in service.  Over the past 12 months the number of voice lines increased by 12.6% to 162,622 lines at June 30, 2004, and the number of data lines increased by 72.0% to 63,327 lines at June 30, 2004.  The growth in access lines was partially offset by declines in long distance and access revenue per minute of use and a decline in data revenue per line.  Due to continued high levels of competition, long distance revenue per minute of use declined.  Access revenue per minute of use declined in line with the scheduled FCC reduction of interstate rate levels.  Data revenue per line declined due to a combination of customers purchasing more bandwidth at discounted prices and general pricing pressures for data services in our markets.  We expect all of the above trends in line growth, long distance rates, access rates and data revenue per line to continue for the foreseeable future.  As we continue to grow, our size and churn will begin to limit our access line growth rate on both an absolute and on a percentage basis unless we increase our sales force and geographic territory.

BTS revenue was $12.5 million for each of the six months ended June 30, 2003 and 2004.  We cannot predict future trends in capital spending by small and medium-sized business customers.

Cost of Revenue.  Cost of revenue for the six months ended June 30, 2003 and 2004 is as follows:

	2003	2004	% Change
	(unaudited)	(unaudited)
Cost of revenue (in millions):
Network services	$21.8	$23.3	6.9%
Business telephone systems	7.6	7.5	(1.0)%
Total cost of revenue	$29.4	$30.8	4.9%

Network services cost of revenue was $23.3 million for the six months ended June 30, 2004, an increase of 6.9% from $21.8 million in the same period of 2003.  This increase is due to our growth in access lines.  As a percentage of related revenue, network services cost of revenue for the six months ended June 30, 2004 declined to 36.0% from 39.8% for the same period of 2003.  This improvement was due to the increase in our percentage of access lines on-net to 77.4% as of June 30, 2004 from 69.6% as of June 30, 2003.

BTS cost of revenue was $7.5 million for the six months ended June 30, 2004, a decrease of 1.0% from $7.6 million in the same period of 2003.  As a percentage of related revenue, BTS cost of revenue for the six months ended June 30, 2004 decreased to 59.9% from 60.6% for the same period of 2003.  We do not expect future improvements in BTS cost of revenue as a percentage of related revenue unless we are able to significantly increase BTS revenue and therefore achieve greater volume discounts or economies of scale in our workforce.

Gross Profit.  Gross profit for the six months ended June 30, 2003 and 2004 is as follows:

	2003	2004	% Change
	(unaudited)	(unaudited)
Gross profit (in millions):
Network services	$33.0	$41.5	25.8%
Business telephone systems	4.9	5.0	1.8%
Total gross profit	$37.9	$46.5	22.7%

The increase in gross profit for the six months ended June 30, 2004, from the same period of 2003, is due to the increase in revenue mentioned previously.

Sales, General and Administrative Expense.  Sales, general and administrative expenses were $33.5 million for the six months ended June 30, 2004, an increase of 6.0% from $31.6 million in the same period of 2003.  The increase is primarily due to higher average payroll, fringe benefit and sales recruiting expenses and an increase in operating taxes.  As a percentage of revenue, sales, general and administrative expenses for the six months ended June 30, 2004 declined to 43.3% from 46.9% in the same period of 2003 due to the improved efficiency of our existing operations resulting from our fixed cost structure supporting a higher level of revenue.  We expect this trend to continue as we add more access lines with only modest increase in our employee base.

EBITDA.  Earnings before interest, taxes, depreciation and amortization (EBITDA) was $13.0 million for the six months ended June 30, 2004, an increase of 105.8% from $6.3 million in the same period of 2003.  This increase was due to increased profit margins and lower sales, general and administrative expenses as a percentage of revenue.

The following is a schedule reconciling EBITDA with reported GAAP net income (loss) for the six months ended June 30, 2003 and 2004 (dollars in thousands):

	2003	2004
	(unaudited)	(unaudited)
EBITDA	$6,318	$13,004
Depreciation and amortization	(15,705)	(15,212)
Interest expense	(879)	(5,074)
Deferred compensation	(70)	(20)
Loss on disposal of assets	(36)	(24)
Interest income	147	38
Gain on debt restructuring	—	18,195
Net income (loss)	$(10,225)	$10,907

Depreciation and Amortization.  Depreciation and amortization expense was $15.2 million for the six months ended June 30, 2004, a decrease of 3.1% from $15.7 million in the same period of 2003.  This decrease was primarily due to accelerated depreciation in 2003 on the abandonment of our previous billing system per SFAS No. 144.  As a percentage of revenue, depreciation and amortization decreased to 19.7% for the six months ended June 30, 2004 from 23.3% for the same period of 2003.

Interest.  Interest expense was $5.1 million for the six months ended June 30, 2004, an increase of 477.2% from $0.9 million in the same period of 2003.  This increase was primarily due to interest expense on our senior second secured notes and a $1.6 million prepayment penalty associated with the prepayment of our bank facility.

Gain on Extinguishment of Debt.  Net income for the six months ended June 30, 2004 included a gain on extinguishment of debt of $18.2 million.  The gain on the extinguishment of debt was the result of paying off our bank facility.  In June 2002, we restructured our bank facility and because the future cash flows could not be calculated with certainty, the gain was deferred.  As a result of the repayment, the excess carrying value of $20.9 million and debt issuance costs of $2.7 million resulted in the $18.2 million gain on extinguishment of debt.

Liquidity and Capital Resources

Financings.  In March 2004, we completed an offering of $100 million of 8 3/8% senior second secured notes due 2010 at a discount resulting in a 12% yield.  We used the proceeds from our offering to retire bank debt, pay fees related to the offering and provide additional liquidity to our company.  After repayment of our senior secured bank facility and fees related to the issuance of the new notes, we received incremental cash of approximately $13.6 million.

Cash Flows Provided by Operating Activities.  Cash provided by operating activities was $13.4 million for the six months ended June 30, 2004 compared to cash provided by operating activities of $5.3 million for the six months ended June 30, 2003.  Our improvement in cash provided by operating activities was primarily due to our growth in gross profit accompanied by a smaller increase in our operating expenses.  Working capital improved primarily through improvement in our accounts receivable collections and an increase in our accounts payable days outstanding.  Average accounts receivable days sales outstanding improved from 35.0 for the six months ended June 30, 2003 to 30.9 for the six months ended June 30, 2004.  Average accounts payable days outstanding increased from 68.0 for the six months ended June 30, 2003 to 78.3 for the six months ended June 30, 2004.  We do not expect further improvement in our accounts receivable or accounts payable days outstanding in the future.

Cash Flows Used in Investing Activities.  Cash used in investing activities was $12.5 million for the six months ended June 30, 2004 compared to $14.1 million for the six months ended June 30, 2003.  The cash used in investing activities was primarily for the maintenance and expansion of our network and back office systems.

Cash Flows Provided by (Used in) Financing Activities.  Cash provided by financing activities was $14.3 million for the six months ended June 30, 2004.  The net proceeds from the issuance of the senior second secured notes generated approximately $13.6 million, which is net of a $1.6 million prepayment penalty mentioned previously.  For the six months ended June 30, 2003, net cash used in financing activities was $1.6 million, primarily for payment on capital lease obligations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are not exposed to market risks from changes in foreign currency exchange rates or commodity prices.  We do not hold any derivative financial instruments nor do we hold any securities for trading or speculative purposes.

We are exposed to changes in interest rates on our investments in cash equivalents and short-term investments.  All of our investments are in cash equivalents with maturities of less than three months which reduces our exposure to long-term interest rate changes.  Interest income for the three and six month periods ended June 30, 2004 was $26.4 thousand and $37.5 thousand, respectively, therefore not exposing us to any meaningful interest income risk had rates dropped.  Excluding capital leases, we had $85.3 million in senior second secured notes outstanding as of June 30, 2004.  These notes are at a fixed interest rate and are therefore not exposed to any interest rate risk.

Item 4:  Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer with the participation and assistance of our management, concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) promulgated under the Securities Exchange Act of 1934, were effective in design and operation.  There have been no significant changes in our system of internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

On August 2, 2004, a Nevada state court entered a judgment against Eschelon for intentionally interfering with a former salesperson’s economic relationship with his new employer in the amount of $376 thousand plus costs.  We had reason to believe the former employee was violating his non-solicitation agreement with us.  We are considering appealing the judgment because, among other reasons, the jury was not instructed to consider whether we were justified in informing the new employer of the agreement and our intent to enforce it.

We are a party to several complaint proceedings against Qwest filed with the Arizona, Colorado, Minnesota and Washington public utility commissions, or PUCs, and two federal court lawsuits involving Qwest.  The Minnesota PUC recently ordered Qwest to pay us approximately $500 thousand as a refund of overcharges related to enhanced extended loops and Qwest may appeal the order.  We have appealed the recent unfavorable decisions by the Minnesota PUC in relation to our complaints regarding Qwest’s withholding of Direct Measures of Quality, or DMOQ billing credits and our request for a refund from Qwest for overcharges for our colocations.  The Minnesota PUC and the Arizona Corporation Commission recently granted, and the Washington PUC denied in part and granted in part, our complaints regarding retroactive application of certain favorable UNE rates.  We have filed a similar complaint in Colorado.  We continue to pursue a lawsuit against Qwest in the United States District Court, Western District of Washington regarding the financial harm we have suffered as a result of Qwest’s violations of our interconnection agreements by failing to provide accurate records relating to interstate and intrastate long distance calls, failing to develop an unbundled network platform and failing to make DSL available for resale.  We also are opposing Qwest’s federal court appeal of the Minnesota PUC’s UNE Cost Order.  If Qwest is successful, our UNE rates in Minnesota could increase.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchase of Equity Securities

On March 17, 2004, Eschelon Operating Company (a wholly owned subsidiary) issued $100 million principal amount at maturity of 8 3/8% Senior Second Secured Notes due in 2010.  Jefferies & Company, Inc. and Wachovia Securities were the joint book-running managers for the transaction.  These notes were priced at 84.813% of the principal amount and the gross proceeds were $84.813 million.

We offered these notes to qualified institutional buyers as defined in Rule 144A under the Securities Act, to persons outside the United States under Regulation S of the Securities Act and to a limited number of institutional accredited investors within the meaning of Rule 501 (a) (1), (2), (3) or (7) of the Securities Act.  An exchange offer with the holders of the notes, whereby the notes were exchanged for a like principal amount of registered 8 3/8% Senior Second Secured Notes due 2010, was completed on June 18, 2004.

The proceeds of this transaction were used to repay existing indebtedness of $65.4 million and to pay $5.8 million of associated fees and expenses of the offering.  The remaining $13.6 million of proceeds is being used for general corporate purposes.

We relied upon Rule 701 promulgated under the Securities Act to issue the following securities:

On March 15, 2004, we granted to 186 participants under the Eschelon Telecom, Inc. Stock Option Plan of 2002 options to purchase an aggregate of 277,617 shares of common stock at an exercise price of $0.10 per share.  These options generally vest 20% upon the date of the initial grant and 20% per year over four years from the date of grant.

On May 20, 2004, we granted to 417 participants under the Eschelon Telecom, Inc. Stock Option Plan of 2002 options to purchase an aggregate of 986,817 shares of common stock at an exercise price of $0.10 per share.  These options generally vest 20% upon the date of the initial grant and 20% per year over four years from the date of grant.

On May 20, 2004, we issued to two independent members of our Board of Directors 140,365 shares of common stock at a price of $0.10 per share as compensation for Board duties.

Item 3.  Defaults Upon Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders during the quarter ended June 30, 2004

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

a)  Exhibits

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

*                                                                                         Incorporated herein by reference to Eschelon Telecom, Inc. Registration Statement on Form 10, No. 000-50706.

**                                                                                  Incorporated herein by reference to Eschelon Operating Company Registration Statement on Form S-4, No. 333-114437.

b)  Reports on Form 8-K

On June 10, 2004, Eschelon Operating Company (a wholly owned subsidiary) filed a Form 8-K containing the press release issued on June 10, 2004 announcing the extension of our exchange offer.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eschelon Telecom, Inc.

Date: August 11, 2004	By:	/S/ Geoffrey M. Boyd

	Name:	Geoffrey M. Boyd
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)