Form 10-Q
period 2004-09-30
ESCHELON TELECOM INC
filed 2004-11-10
CIK 1110507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-0001

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-50706

ESCHELON TELECOM, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-1843131
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

730 Second Avenue Minneapolis, MN	55402
(Address of principal executive offices)	(Zip Code)

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

As of November 9, 2004, the number of outstanding shares of the Registrant’s Common Stock, par value $.01 per share, was 4,734,419 shares and the number of outstanding shares of the Registrant’s Preferred Stock, par value $.01 per share, was 84,306,677 shares, convertible into 101,432,459 shares of Common Stock.

ESCHELON TELECOM, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Eschelon Telecom, Inc.

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Amounts)

	December 31, 2003	September 30, 2004
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,606	$14,408
Restricted cash	—	651
Marketable securities	—	4,362
Accounts receivable, net of allowance for doubtful accounts of $739 and $246, respectively	13,537	12,866
Other receivables	2,097	3,047
Inventories	3,169	3,154
Prepaid expenses	2,046	922
Total current assets	29,455	39,410

Property and equipment, net	86,777	85,137

Other assets	1,269	1,396
Goodwill	7,168	7,168
Intangible assets, net	29,052	29,727
Total assets	$153,721	$162,838

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$4,582	$4,869
Accrued telecommunication costs	6,939	7,521
Accrued expenses	3,240	4,796
Deferred revenue	3,000	3,762
Accrued compensation expenses	4,261	3,312
Capital lease obligation, current maturities	1,020	311
Total current liabilities	23,042	24,571

Long-term liabilities:
Commitments and contingencies (Note 3)
Capital lease obligation	576	1,979
Notes payable	86,226	85,789
Total liabilities	109,844	112,339

Series A convertible preferred stock, $0.01 par value; 100,000,000 shares authorized; 84,306,677 shares outstanding at December 31, 2003 and September 30, 2004	48,948	51,520

Stockholders’ deficit:
Common stock, $0.01 par value; 160,000,000 shares authorized; 4,457,579 shares issued and outstanding at December 31, 2003; and 4,730,919 shares issued and outstanding at September 30, 2004	45	47
Additional paid-in capital	120,105	117,550
Accumulated other comprehensive income	—	5
Accumulated deficit	(125,167)	(118,589)
Deferred compensation	(54)	(34)
Total stockholders’ deficit	(5,071)	(1,021)
Total liabilities and stockholders’ deficit	$153,721	$162,838

See accompanying notes.

Eschelon Telecom, Inc.

Unaudited Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Amounts)

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004
Revenue:
Network services	$29,632	$33,476	$84,474	$98,333
Business telephone systems	6,941	7,086	19,418	19,575
Total revenue	36,573	40,562	103,892	117,908

Cost of revenue:
Network services	11,791	11,736	33,640	35,093
Business telephone systems	4,215	4,305	11,771	11,785
Total cost of revenue	16,006	16,041	45,411	46,878

Gross profit:
Network services	17,841	21,740	50,834	63,240
Business telephone systems	2,726	2,781	7,647	7,790
Total gross profit	20,567	24,521	58,481	71,030

Operating expenses:
Sales, general and administrative	17,292	18,423	48,959	51,949
Depreciation and amortization	7,057	7,493	22,762	22,705
Operating loss	(3,782)	(1,395)	(13,240)	(3,624)

Other income (expense):
Interest income	15	45	162	83
Interest expense	(422)	(2,837)	(1,301)	(7,911)
Gain on extinguishment of debt	—	—	—	18,195
Other expense	502	(138)	466	(161)
Income (loss) before taxes	(3,687)	(4,325)	(13,913)	6,582
Income taxes	(28)	(4)	(28)	(4)
Net income (loss)	(3,715)	(4,329)	(13,941)	6,578
Less preferred stock dividends	(863)	(863)	(2,562)	(2,572)
Net income (loss) applicable to common stockholders	$(4,578)	$(5,192)	$(16,503)	$4,006

Net income (loss) per share:
Basic	$(1.43)	$(1.30)	$(5.69)	$1.04
Diluted	$(1.43)	$(1.30)	$(5.69)	$0.11

Weighted average number of shares outstanding:
Basic	3,199,473	3,992,931	2,902,001	3,838,007
Diluted	3,199,473	3,992,931	2,902,001	110,190,030

See accompanying notes.

Eschelon Telecom, Inc.

Unaudited Consolidated Statements of Cash Flows

(In Thousands)

	Nine months ended September 30,
	2003	2004
Operating activities
Net income (loss)	$(13,941)	$6,578
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	22,762	22,705
Other non-cash items	1,050	2,212
Gain on extinguishment of debt	—	(18,195)
Changes in operating assets and liabilities:
Increase in restricted cash	—	(651)
Accounts receivable	(4,238)	171
Inventories	(685)	15
Other current assets and deposits	1,695	47
Accounts payable and accrued expenses	3,640	2,425
Deferred revenue	665	762
Accrued compensation expense	(742)	(949)
Net cash provided by operating activities	10,206	15,120

Investing activities
Purchases of marketable securities	—	(4,357)
Purchases of property and equipment	(10,856)	(10,105)
Cash paid for customer installation costs	(8,907)	(8,442)
Net cash used in investing activities	(19,763)	(22,904)

Financing activities
Proceeds from issuance of notes payable	—	84,813
Payments made on bank debt and capital lease obligations	(2,081)	(66,599)
Proceeds from (fees associated with) issuance of stock	(58)	7
Increase in debt issuance costs	(58)	(4,635)
Net cash provided by (used in) financing activities	(2,197)	13,586

Net increase (decrease) in cash and cash equivalents	(11,754)	5,802
Cash and cash equivalents at beginning of period	19,733	8,606
Cash and cash equivalents at end of period	$7,979	$14,408

Supplemental cash flow information
Cash paid for interest	$327	$6,394

Supplemental noncash activities
Equipment purchases under capital leases	$1,097	$1,872
Value of common stock issued to management	$124	$14

See accompanying notes.

Eschelon Telecom, Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Share and Per Share Amounts)

(Unaudited)

1.)          Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Eschelon Telecom, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal and recurring adjustments and accruals) considered necessary for a fair presentation for the periods indicated have been included.  Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.  The consolidated balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  These financial statements should be read in conjunction with the Company’s audited financial statements and related notes thereto for the year ended December 31, 2003 included in the Eschelon Operating Company Form S-4/A, File No. 333-114437-08, filed with the Securities and Exchange Commission on May 6, 2004.

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

Property and equipment consist of the following:

	December 31, 2003	September 30, 2004
Vehicles	$39	$357
Office furniture and equipment	13,243	15,025
Computer equipment and software	30,264	32,443
Leasehold improvements	16,931	16,992
Switching and data equipment and software	76,751	83,428
	137,228	148,245
Less accumulated depreciation	(50,451)	(63,108)
	$86,777	$85,137

Goodwill and Intangibles

Goodwill represents the excess of cost over the fair value of net assets acquired.

Intangibles consist of customer installation costs, debt issuance costs and non-compete agreements.  The customer installation costs are being amortized over a period of 48 months, which approximates the average life of a customer contract.  Debt issuance costs are being amortized over the term of the respective debt obligation.  Non-compete agreement costs represent costs associated with various agreements the Company has entered into with existing management of the companies they have acquired.  These costs are being amortized over the terms of the agreements.

Intangible assets consist of the following:

	December 31, 2003	September 30, 2004
Customer installation costs	$52,794	$61,237
Debt issuance costs	5,833	4,635
Non-compete agreements	15	15
	58,642	65,887
Less accumulated amortization	(29,590)	(36,160)
	$29,052	$29,727

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

The following table illustrates the effect on net income (loss) per share if the company had applied the fair value recognition provision of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004
Net income (loss) applicable to common stockholders, as reported	$(4,578)	$(5,192)	$(16,503)	$4,006
Add: Stock-based employee compensation expense included in reported net income (loss)	—	—	70	20
Deduct: Total stock-based employee compensation expense determined under fair value-based methods for all awards	(1)	(2)	(132)	(49)
Pro forma net income (loss) applicable to common stockholders	$(4,579)	$(5,194)	$(16,565)	$3,977

Net income (loss) per share:
Basic — as reported	$(1.43)	$(1.30)	$(5.69)	$1.04
Basic — pro forma	$(1.43)	$(1.30)	$(5.71)	$1.04

Diluted — as reported	$(1.43)	$(1.30)	$(5.69)	$0.11
Diluted — pro forma	$(1.43)	$(1.30)	$(5.71)	$0.11

Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123.  The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for the three months ended September 30, 2003 and 2004:  a risk-free interest rate of 3.25% and 3.47%, respectively; dividend yield of 0% for each period; volatility factor of the expected market price of the Company’s common stock of 25% for each period; and a weighted average life of the options of five years for each period.  The following assumptions were used for the nine months ended September 30, 2003 and 2004:  a risk-free interest rate ranging from 3.25% to 3.88%; dividend yield of 0% for each period; volatility factor of the expected market price of the Company’s common stock of 25% for each period; and a weighted average life of the options of five years for each period.

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

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per common share:

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004
Numerator:
Net income (loss) applicable to common stockholders, as reported	$(4,578)	$(5,192)	$(16,503)	$4,006
Add: Cumulative preferred stock dividends	—	—	—	8,698
Deduct: Unrecognized deferred compensation expense	—	—	—	(34)
Numerator for diluted earnings per share	$(4,578)	$(5,192)	$(16,503)	$12,670

Denominator:
Weighted average number of common shares outstanding	3,199,473	3,992,931	2,902,001	3,838,007
Effect of dilutive securities:
Restricted stock grants	—	—	—	397,918
Employee stock options	—	—	—	4,521,646
Series A convertible preferred stock	—	—	—	101,432,459
Denominator for diluted earnings per share	3,199,473	3,992,931	2,902,001	110,190,030

Net income (loss) per share:
Basic — as reported	$(1.43)	$(1.30)	$(5.69)	$1.04
Diluted — as reported	$(1.43)	$(1.30)	$(5.69)	$0.11

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

2.)          Restricted Cash

On August 2, 2004, a Nevada state court entered a judgment against the Company for intentionally interfering with a former salesperson’s economic relationship with his new employer in the amount of $376 plus costs.  The Company had reason to believe the former employee was violating his non-solicitation agreement with the Company.  On August 30, 2004, the Company appealed the judgment because, among other reasons, the jury was not instructed to consider whether the Company was justified in informing the new employer of the agreement and the intent to enforce it.  During the appeal process, the Company is required to hold an amount equal to one and one-half times the pending judgment, plus accrued interest, as restricted cash.

3.)          Marketable Securities

Short-term investments are comprised of municipal and United States government debt securities.  In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and based on the Company’s intentions regarding these instruments, all investments in debt securities are classified as available-for-sale and accounted for at fair value.

The cost basis, fair value and gross unrealized gains of the investment securities available-for-sale as of September 31, 2004 and December 31, 2003, are as follows:

	Cost Basis	Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding (Losses)
Marketable securities as of September 30, 2004	$4,357	$4,362	$5	$—
Marketable securities as of December 31, 2003	$—	$—	$—	$—

Debt securities as of September 30, 2004 have maturities of six months or less.

4.)          Notes Payable

In March 2004, the Company completed an offering of $100,000 of 8 3/8% senior second secured notes due 2010 at a discount resulting in a 12% yield.  Proceeds from the offering were used to retire bank debt with a principal balance of $65,421, pay fees related to the offering and provide additional liquidity to the Company.

The carrying value of notes payable is comprised of the following:

	December 31, 2003	September 30, 2004
Principal balance due	$64,355	$100,000
Excess carrying value	21,871	—
Discount on note payable	—	(14,211)
Carrying value	$86,226	$85,789

5.)          Commitments and Contingencies

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

In August 2000, the Company entered into a ten-year agreement with Global Crossing to purchase a total of $100,000 of services.  The agreement does not contain monthly minimums, however a penalty is assessed for early termination upon change in control.  Upon change in control, the remaining early termination penalty is $5,000.

6.)          Capital Stock

Under the terms of the Series A Convertible Preferred Stock, the holders are entitled to receive, when and if declared by the Board of Directors, cumulative dividends on each share of the Series A Convertible Preferred Stock at a rate of 8% per year which shall accrue daily and, to the extent not paid, shall accumulate quarterly in arrears.  At December 31, 2003 and September 30, 2004, dividends in arrears are $6,127 and $8,698, respectively.

The shares of Series A Convertible Preferred Stock, plus all accrued and unpaid dividends at the time of conversion, are convertible at any time, at the option of the holder, into shares of the Company’s common stock at the initial conversion price, which is the original issue price of $0.5079.  The conversion price is subject to adjustment in the event of certain events, such as dilutive issuances of additional securities.  The Series A Convertible Preferred Stock will automatically convert into common stock in the event of an initial public offering raising at least $50,000.  The Series A Convertible Preferred Stock may be automatically converted upon the consent of the holders of at least 60% of the then outstanding shares of Series A Convertible Preferred Stock.

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

Stock Options

In November 2002, the Board of Directors approved the Eschelon Telecom, Inc. Stock Option Plan of 2002 (the 2002 Plan).  A total of 14,117,647 shares of the Company’s common stock have been reserved for issuance under the 2002 Plan.  At September 30, 2004, the Company had 10,273,030 options outstanding and 2,484,979 shares of restricted common stock issued to certain directors and members of management under the 2002 Plan.

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

7.)          Subsequent Event

On October 13, 2004, the Company entered into an agreement with Advanced TelCom Group, Inc. (ATG), a Delaware corporation and a subsidiary of General Electric Capital Corporation (GECC) providing for the purchase by the Company of 100% of the issued and outstanding shares of capital stock of Advanced TelCom, Inc. (ATI), a Delaware corporation and a wholly owned subsidiary of ATG (the ATI Acquisition), for a purchase price of approximately $45,500.  The ATI Acquisition is currently expected to close on December 31, 2004.  In addition, on October 13, 2004, the Company entered into an agreement with GE Business Productivity Solutions, Inc. (GE BPS), a Georgia corporation and a wholly owned subsidiary of GECC, providing for the purchase of substantially all of the operating assets of GE BPS (the GE BPS Acquisition).  Under the agreement, the Company will purchase the business of GE BPS as a going concern, including substantially all of its operating assets, and the Company will assume certain of its liabilities, for a purchase price of approximately $100.  The GE BPS Acquisition is currently expected to close on, or as soon as possible after, December 31, 2004.

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

We have increased our annual revenue every year from $41.7 million for the year ended December 31, 1999 to $141.1 million for the year ended December 31, 2003, and we have increased our gross profit from $14.8 million to $80.3 million over the same period.  As of September 30, 2004, we provided service through 237,428 total access lines, an increase of 15.0% from 206,421 total access lines at December 31, 2003.

Our goal is to provide services to our customers on our network, or on-net, which will allow us to continue to expand our operating margins and improve profitability.  We have continued to increase the percentage of on-net customers with a strategically deployed and incentivized sales force.  Increasing our on-net percentage improves customer retention, leverages our network, increases profitability and reduces our exposure to regulatory risk.  We selectively provide service via the unbundled network element-platform, or UNE-P, to reach locations outside of our network footprint of on-net customers and to provide Qwest DSL.  For the nine months ended September 30, 2004, 90.8% of our new access lines installed were on-net and as of September 30, 2004, 79.2% of our total access lines in service were on-net.

Customer retention is a key metric that we use to measure the success of our business.  We report monthly access line attrition, or churn, as measured by dividing total access lines disconnected for the month by our total access lines at the end of the month.  We believe our low level of churn reflects our high quality of service and the value proposition we provide to new and existing customers.  Due to our focus on improved service levels, competitive pricing and customer credit quality, we have reduced our monthly churn to levels that we believe are industry leading.  For the nine months ended September 30, 2004, our monthly churn averaged 1.54% compared to 1.60% for the year ended December 31, 2003.

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

Network services revenue is recognized in the month the services are used.  In the case of local service revenue, local services charges are billed in advance but accrued for and recognized on a prorated basis based on length of service in any given month.  Long distance and access charges are billed in arrears but accrued based on monthly average usage per line per day.  We do not receive any revenues from reciprocal compensation due to our bill-and-keep arrangement with Qwest nor do we have any wholesale revenue other than access revenue.  For the nine months ended September 30, 2004, carrier access revenue represented 8.2% of our total revenue.

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

•   signaling system network connectivity; and

•   leasing our ATM backbone network.

The costs to lease local loops, digital T1 lines and high capacity digital interoffice facilities from the ILECs varies by carrier and by state and are regulated under the Telecommunications Act of 1996.  In virtually all areas, we lease local loops, T1 lines and interoffice capacity from the ILECs.  We lease interoffice facilities from carriers other than the ILEC where possible in order to lower costs and improve network redundancy.  However, in most cases, the ILEC is the only source for local loops and T1 lines.  We also purchase, on a wholesale or negotiated basis, UNE-P and customized network element packages, or UNE-E, from Qwest and Centrex services from SBC Communications Inc.  The rates for UNE-P and Centrex are regulated and established by the various state corporation or utility commissions.  As of September 30, 2004 and December 31, 2003, we had 39,590 and 43,107 UNE-P access lines in service, respectively.  As of September 30, 2004 and December 31, 2003, we had 7,913 and 8,493 Centrex access lines in service, respectively.  The rates for UNE-E were negotiated with Qwest under the terms of a five-year contract that expires December 31, 2005.  As of September 30, 2004 and December 31, 2003, we had 1,781 and 1,934 UNE-E access lines in service, respectively.

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

We carefully review all of our vendor invoices and frequently dispute inaccurate or inappropriate charges.  Our single largest vendor is Qwest, to whom we paid $25.8 million for the year ended December 31, 2003, and $21.4 million for the nine months ended September 30, 2004.  We frequently short pay vendor invoices in order to pay proper amounts owed.  We use significant estimates to determine the level of success in dispute resolution and consider past historical experience, basis of dispute, financial status and current relationship with vendors and aging of prior disputes in quantifying our estimates.

We account for all of our network depreciation in depreciation and amortization expense and do not have any depreciation in cost of revenue.

Our most significant BTS costs are the equipment purchased from manufacturers and labor for service and equipment installation.  To take advantage of volume purchase discounts, we purchase equipment primarily from three manufacturers.  For all BTS installations our policy is to require a 30% deposit before ordering the equipment so our risk of excess inventory or inventory obsolescence is low.  BTS cost of revenue also includes salaries and benefits of field technicians as well as vehicle and incidental expenses associated with equipment installation, maintenance and service provisioning.

Sales, general and administrative expenses.  Sales, general and administrative expenses are comprised primarily of salaries and benefits, bonuses, commissions, occupancy costs, sales and marketing expenses, bad debt, billing and professional services.

Determining our allowance for doubtful accounts receivable requires significant estimates.  We consider a number of factors in determining the proper level of the allowance, including historical collections experience, current economic trends, the aging of the accounts receivable portfolio and changes in the creditworthiness of our customers.  We perform a rigorous credit review process on each new customer that involves reviewing the customer’s current service provider bill and payment history, matching customers with the National Telecommunications Data Exchange database for delinquent customers and, in some cases, requesting credit reviews through Dun and Bradstreet.  For the nine months ended September 30, 2003 and 2004, our bad debt expense as a percentage of revenue was 0.5% and 0.4%, respectively.

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

In its 2003 Triennial Review Order, which we call the TRO, the FCC substantially modified its rules governing access to UNEs by CLECs.  However, on March 2, 2004, the D.C. Circuit vacated certain portions of the TRO and remanded the TRO to the FCC for further proceedings.  Specifically, the Court vacated the FCC’s delegation of decision-making authority to state commissions and several of the FCC’s nation-wide impairment determinations.    The Court also found that the FCC used a flawed methodology when making certain network element unbundling determinations and remanded those determinations back to the FCC for further analysis and justification.

The FCC and the Solicitor General have declined to appeal the Court’s order. The National Association of Regulatory Utility Commissioners and a coalition of CLECs, including Eschelon, separately appealed the decision.  The Supreme Court announced in October that it will not take the case.

In response to the D.C. Court’s order, the FCC released a standstill order on August 20, 2004, requiring ILECs to continue to provide CLECs with access to UNEs until the FCC issues final UNE rules, or for six months from the effective date of the order, whichever comes first.  This order, the “Interim Order”, proposed that in the event the FCC does not promulgate final rules within the six-month period, CLECs should continue to have access only to their embedded base of UNEs as of the end of the six-month standstill period.  The FCC proposed that CLECs should pay 15% more for those existing UNEs, or in the case of UNE-P lines one dollar more.  As for new orders placed after the standstill period ended, the FCC suggested that CLECs would pay the ILEC’s substantially higher tariffed prices.

The FCC’s Interim Order was accompanied by a Notice of Proposed Rulemaking which set out a comment cycle for interested parties to make filings to assist the FCC in developing final UNE rules.  Comments were due on October 4, 2004 and replies on October 19, 2004.  The ILECs interpret the D.C. Court’s decision as requiring the FCC to eliminate unbundled access to switching, transport, high capacity loops and dark fiber.  Verizon, Bell South, SBC and Qwest have all filed comments together with evidence in support of this view.

Except for dark fiber, Eschelon uses all of the UNEs at issue in the TRO proceeding.  Eschelon filed reply comments on its own and participated in filing comments with a coalition of CLECs as well as with our trade association ALTS - the Association for Local Telecommunications Services.  These filings provide evidence that CLECs are in many instances impaired without access to UNEs.

We do not know when the FCC will issue final UNE rules or what affects those rules will have on Eschelon’s business.  In the event that the FCC does not issue final rules before the six-month standstill expires, we do not know whether CLECs will continue to have access to UNEs or what rates will apply if they do.

Several ILECs and their trade association USTA — the United States Telephone Association — filed a petition for mandamus with the D.C. Circuit Court.  The petition requested the Court overturn the Interim Order.  The same parties also appealed the Interim Order to the same Court.  In response to the mandamus petition, the Court has issued an order holding it in abeyance until January 4, 2005.  This ruling will allow the FCC to follow through on its commitment to issue final UNE rules by the end of this year.  In summary, although the mandamus petition and the appeal of the Interim Order remain active proceedings, it now appears that the D.C. Circuit will not act on them until at least January 4, 2005.

Although the final state of the law with respect to UNE availability will not be clear for some months, the D.C. Circuit Court’s March order is now final.  The ILECs have stated that they will follow the “change of law” provisions in our interconnection agreements.  In many agreements, these provisions provide that when a party to the agreement believes the governing law has changed its obligations under the agreement, it may request that the other party enter into negotiations to amend the agreement.  If the parties are unable to agree upon an amendment, the dispute is arbitrated either by a neutral arbitrator or by the relevant state commission.  To date, Eschelon has not commenced any negotiations under those of its agreements that contain this kind of provision.

Some agreements that Eschelon has have other change of law provisions.  SBC-Nevada has filed a complaint against us and other CLECs alleging that we have not conformed our interconnection agreement with SBC-Nevada consistent with the requirements of that agreement.  We have filed an answer denying SBC’s allegations.  Verizon-Washington petitioned the state commission to undertake an arbitration to change its interconnection agreements with many CLECs, including Eschelon.  The Commission dismissed the petition as to Eschelon and most other CLECs.

We do not know whether or when any state commission might order changes to our interconnection agreements or how such changes might affect our business.  Nor do we know whether or when any ILEC may commence change of law negotiations with us, or the ultimate affects of any such negotiations upon our business.

The FCC has encouraged ILECs and CLECs to engage in commercial negotiations to provide access to ILEC facilities that may no longer be available as UNEs.  Although a few such agreements have been announced, the great majority of CLECs, including Eschelon, have not succeeded in negotiating new agreements as of this date.

As a condition of entering the long distance markets, the Act requires ILECs to provide CLECs with loops, transport, and unbundled switching.  In the TRO, the FCC determined, and the D.C. Circuit Court agreed, that these facilities must be made available to CLECs at “just and reasonable” rates, in contrast to UNEs which are available at TELRIC rates.  We do not know what “just and reasonable” rates would be nor do we know when such rates might be established nor the roles of the FCC or state commissions in establishing such rates.  In addition, Bell South has petitioned the FCC requesting that the FCC forebear from requiring RBOCs to provide an element under the long distance provisions of the Act if the RBOC is no longer required to provide the analogous UNE under the local competition portions of the Act.  The FCC incorporated Bell South’s petition into its Interim Order and Notice of Proposed Rulemaking.  We do not know how the FCC will decide these issues.

Comparison of Financial Results

                Overview of Results

                Selected consolidated financial and operating data for the three and nine month periods ended September 30, 2003 and 2004 is as follows (dollars in thousands, except per unit amounts):

	Three months ended September 30,			Nine months ended September 30,
	2003	2004	% Change	2003	2004	% Change
	(unaudited)	(unaudited)		(unaudited)	(unaudited)
Total revenue	$36,573	$40,562	10.9%	$103,892	$117,908	13.5%
Total gross margin (%)	56.2%	60.5%	7.5%	56.3%	60.2%	7.0%
EBITDA	$3,275	$6,098	86.2%	$9,592	$19,102	99.1%
Capital expenditures	$6,094	$6,616	8.6%	$20,870	$20,445	(2.0% )
Cash and marketable securities	$7,979	$19,421	143.4%	$7,979	$19,421	143.4%

Voice lines in service	150,193	167,263	11.4%	150,193	167,263	11.4%
Data lines in service	43,191	70,165	62.5%	43,191	70,165	62.5%
Total lines in service	193,384	237,428	22.8%	193,384	237,428	22.8%
Lines on-net (%)	71.9%	79.2%	10.2%	71.9%	79.2%	10.2%
Lines sold	23,341	23,076	(1.1)%	67,207	65,312	(2.8)%
Average monthly churn (%)	1.51%	1.54%	2.0%	1.67%	1.54%	(7.8)%
Average network revenue per line	$52.32	$47.92	(8.4)%	$52.90	$49.10	(7.2)%

Average total associates	908	936	3.0%	902	913	1.3%
Average total sales associates	200	202	0.7%	194	190	(1.8)%
Average network sales associates	161	164	2.1%	156	153	(1.6)%

Three Months Ended September 30, 2004 versus Three Months Ended September 30, 2003

                Revenue.  Revenue for the three months ended September 30, 2003 and 2004 is as follows:

	2003	2004	% Change
	(unaudited)	(unaudited)
Revenue (in millions):
Voice and data services	$21.6	$25.0	16.0%
Long distance	5.1	5.4	5.5%
Access	3.0	3.1	3.8%
Total network services	29.7	33.5	13.0%
Business telephone systems	6.9	7.1	2.1%
Total revenue	$36.6	$40.6	10.9%

                Network services revenue was $33.5 million for the three months ended September 30, 2004, an increase of 13.0% from $29.7 million in the same period of 2003.  The increase in revenue was primarily due to an increase in the average number of voice and data access lines in service.  Over the past 12 months the number of voice lines increased by 11.4% to 167,263 lines at September 30, 2004 and the number of data lines increased by 62.5% to 70,165 lines at September 30, 2004.  The growth in access lines was partially offset by declines in long distance and access revenue per minute of use and a decline in data revenue per line.  Due to continued high levels of competition, long distance revenue per minute of use declined.  Access revenue per minute of use declined in line with the scheduled FCC reduction of interstate rate levels.  Data revenue per line declined due to a combination of customers purchasing more bandwidth at discounted prices and general pricing pressures for data services in our markets.  We expect all of the above trends in line growth, long distance rates, access rates and data revenue per line to continue for the foreseeable future.  As we continue to grow, our size and churn will begin to limit our access line growth rate on both an absolute and on a percentage basis unless we increase our sales force and geographic territory.

                BTS revenue was $7.1 million for the three months ended September 30, 2004, an increase of 2.1% from $6.9 million in the same period of 2003.  The increase in revenue was primarily due to an increase in revenue from new system sales.  This was partially offset by a decline in revenue from change orders.  We cannot predict future trends in capital spending by small and medium-sized business customers.

                Cost of Revenue.  Cost of revenue for the three months ended September 30, 2003 and 2004 is as follows:

	2003	2004	% Change
	(unaudited)	(unaudited)
Cost of revenue (in millions):
Network services	$11.8	$11.7	(0.5)%
Business telephone systems	4.2	4.3	2.1%
Total cost of revenue	$16.0	$16.0	0.2%

                Network services cost of revenue was $11.7 million for the three months ended September 30, 2004, a decrease of 0.5% from $11.8 million in the same period of 2003.  As a percentage of related revenue, network services cost of revenue for the three months ended September 30, 2004 declined to 35.1% from 39.8% for the same period of 2003.  This improvement was due to the increase in our percentage of access lines on-net to 79.2% as of September 30, 2004 from 71.9% as of September 30, 2003.

                BTS cost of revenue was $4.3 million for the three months ended September 30, 2004, an increase of 2.1% from $4.2 million in the same period of 2003.  This increase was due to an increase in materials cost related to the new system sales mentioned previously.  As a percentage of related revenue, BTS cost of revenue for the three months ended September 30, 2004 increased to 60.8% from 60.7% for the same period of 2003.  We do not expect future improvements in BTS cost of revenue as a percentage of related revenue unless we are able to significantly increase BTS revenue and therefore achieve greater volume discounts or economies of scale in our workforce.

                Gross Profit.  Gross profit for the three months ended September 30, 2003 and 2004 is as follows:

	2003	2004	% Change
	(unaudited)	(unaudited)
Gross profit (in millions):
Network services	$17.9	$21.7	21.8%
Business telephone systems	2.7	2.8	2.0%
Total gross profit	$20.6	$24.5	19.2%

                The increase in gross profit for the three months ended September 30, 2004, from the same period of 2003, is due to the increase in revenue mentioned previously.

                Sales, General and Administrative Expense.  Sales, general and administrative expenses were $18.4 million for the three months ended September 30, 2004, an increase of 6.5% from $17.3 million in the same period of 2003.  The increase is primarily due to costs associated with the expansion of the agency channel, TRO related costs and legal costs associated with the Qwest litigation in Federal Court.  As a percentage of revenue, sales, general and administrative expenses for the three months ended September 30, 2004 declined to 45.4% from 47.3% in the same period of 2003 due to the improved efficiency of our existing operations resulting from our fixed cost structure supporting a higher level of revenue.  We expect this trend to continue as we add more access lines with only modest increases in our employee base.

                EBITDA.  Earnings before interest, taxes, depreciation and amortization (EBITDA) was $6.1 million for the three months ended September 30, 2004, an increase of 86.2% from $3.3 million in the same period of 2003.  This increase was due to increased profit margins and lower sales, general and administrative expenses as a percentage of revenue.

EBITDA is a not a measure of financial performance under generally accepted accounting principles (GAAP).  EBITDA is provided because it is a measure of financial performance commonly used as an indicator of a company’s historical ability to service debt.  EBITDA should not be construed as an alternative to operating income, as an indicator of operating performance nor as an alternative to cash flows provided by operating activities as a measure of liquidity determined in accordance with GAAP.  We may calculate EBITDA differently than other companies.  The following is a schedule reconciling EBITDA with reported GAAP net income (loss) for the three months ended September 30, 2003 and 2004 (dollars in thousands):

	2003	2004
	(unaudited)	(unaudited)
EBITDA	$3,275	$6,098
Depreciation and amortization	(7,057)	(7,493)
Interest expense	(422)	(2,837)
Gain/(loss) on disposal of assets	502	(138)
Income taxes	(28)	(4)
Interest income	15	45
Net income (loss)	$(3,715)	$(4,329)

                Depreciation and Amortization.  Depreciation and amortization expense was $7.5 million for the three months ended September 30, 2004, an increase of 6.2% from $7.1 million in the same period of 2003.  As a percentage of revenue, depreciation and amortization decreased to 18.5% for the three months ended September 30, 2004 from 19.3% for the same period of 2003.

                Interest.  Interest expense was $2.8 million for the three months ended September 30, 2004, an increase of 572.0% from $0.4 million in the same period of 2003.  This increase was primarily due to interest expense on our senior second secured notes.

Nine Months Ended September 30, 2004 versus Nine Months Ended September 30, 2003

                Revenue.  Revenue for the nine months ended September 30, 2003 and 2004 is as follows:

	2003	2004	% Change
	(unaudited)	(unaudited)
Revenue (in millions):
Voice and data services	$61.0	$72.6	18.9%
Long distance	14.3	16.0	12.2%
Access	9.2	9.7	6.1%
Total network services	84.5	98.3	16.4%
Business telephone systems	19.4	19.6	0.8%
Total revenue	$103.9	$117.9	13.5%

                Network services revenue was $98.3 million for the nine months ended September 30, 2004, an increase of 16.4% from $84.5 million in the same period of 2003.  The increase in revenue was primarily due to an increase in the average number of voice and data access lines in service.  Over the past 12 months the number of voice lines increased by 11.4% to 167,263 lines at September 30, 2004, and the number of data lines increased by 62.5% to 70,165 lines at September 30, 2004.  The growth in access lines was partially offset by declines in long distance and access revenue per minute of use and a decline in data revenue per line.  Due to continued high levels of competition, long distance revenue per minute of use declined.  Access revenue per minute of use declined in line with the scheduled FCC reduction of interstate rate levels.  Data revenue per line declined due to a combination of customers purchasing more bandwidth at discounted prices and general pricing pressures for data services in our markets.  We expect all of the above trends in line growth, long distance rates, access rates and data revenue per line to continue for the foreseeable future.  As we continue to grow, our size and churn will begin to limit our access line growth rate on both an absolute and on a percentage basis unless we increase our sales force and geographic territory.

                BTS revenue was $19.6 million for the nine months ended September 30, 2004, an increase of 0.8% from $19.4 million in the same period of 2003.  We cannot predict future trends in capital spending by small and medium-sized business customers.

                Cost of Revenue.  Cost of revenue for the nine months ended September 30, 2003 and 2004 is as follows:

	2003	2004	% Change
	(unaudited)	(unaudited)
Cost of revenue (in millions):
Network services	$33.6	$35.1	4.3%
Business telephone systems	11.8	11.8	0.1%
Total cost of revenue	$45.4	$46.9	3.2%

                Network services cost of revenue was $35.1 million for the nine months ended September 30, 2004, an increase of 4.3% from $33.6 million in the same period of 2003.  This increase is due to our growth in access lines.  As a percentage of related revenue, network services cost of revenue for the nine months ended September 30, 2004 declined to 35.7% from 39.8% for the same period of 2003.  This improvement was due to the increase in our percentage of access lines on-net to 79.2% as of September 30, 2004 from 71.9% as of September 30, 2003.

                BTS cost of revenue was $11.8 million for each of the nine months ended September 30, 2003 and 2004.  As a percentage of related revenue, BTS cost of revenue for the nine months ended September 30, 2004 decreased to 60.2% from 60.6% for the same period of 2003.  We do not expect future improvements in BTS cost of revenue as a percentage of related revenue unless we are able to significantly increase BTS revenue and therefore achieve greater volume discounts or economies of scale in our workforce.

                Gross Profit.  Gross profit for the nine months ended September 30, 2003 and 2004 is as follows:

	2003	2004	% Change
	(unaudited)	(unaudited)
Gross profit (in millions):
Network services	$50.9	$63.2	24.4%
Business telephone systems	7.6	7.8	1.9%
Total gross profit	$58.5	$71.0	21.5%

                The increase in gross profit for the nine months ended September 30, 2004, from the same period of 2003, is due to the increase in revenue mentioned previously.

                Sales, General and Administrative Expense.  Sales, general and administrative expenses were $51.9 million for the nine months ended September 30, 2004, an increase of 6.1% from $49.0 million in the same period of 2003.  The increase is primarily due to costs associated with the expansion of the agency channel, TRO related costs and legal costs associated with the Qwest litigation in Federal Court.  As a percentage of revenue, sales, general and administrative expenses for the nine months ended September 30, 2004 declined to 44.1% from 47.1% in the same period of 2003 due to the improved efficiency of our existing operations resulting from our fixed cost structure supporting a higher level of revenue.  We expect this trend to continue as we add more access lines with only modest increase in our employee base.

                EBITDA.  Earnings before interest, taxes, depreciation and amortization (EBITDA) was $19.1 million for the nine months ended September 30, 2004, an increase of 99.1% from $9.6 million in the same period of 2003.  This increase was due to increased profit margins and lower sales, general and administrative expenses as a percentage of revenue.

The following is a schedule reconciling EBITDA with reported GAAP net income (loss) for the nine months ended September 30, 2003 and 2004 (dollars in thousands):

	2003	2004
	(unaudited)	(unaudited)
EBITDA	$9,592	$19,102
Depreciation and amortization	(22,762)	(22,705)
Interest expense	(1,301)	(7,911)
Deferred compensation	(70)	(20)
Gain (loss) on disposal of assets	466	(162)
Income taxes	(28)	(4)
Interest income	162	83
Gain on extinguishment of debt	—	18,195
Net income (loss)	$(13,941)	$6,578

                Depreciation and Amortization.  Depreciation and amortization expense was $22.7 million for the nine months ended September 30, 2004, a decrease of 0.3% from $22.8 million in the same period of 2003.  This decrease was primarily due to accelerated depreciation in 2003 on the abandonment of our previous billing system per SFAS No. 144.  As a percentage of revenue, depreciation and amortization decreased to 19.3% for the nine months ended September 30, 2004 from 21.9% for the same period of 2003.

                Interest.  Interest expense was $7.9 million for the nine months ended September 30, 2004, an increase of 508.0% from $1.3 million in the same period of 2003.  This increase was primarily due to interest expense on our senior second secured notes.

                Gain on Extinguishment of Debt.  Net income for the nine months ended September 30, 2004 included a gain on extinguishment of debt of $18.2 million.  The gain on the extinguishment of debt was the result of paying off our bank facility.  In June 2002, we restructured our bank facility and because the future cash flows could not be calculated with certainty, the gain was deferred.  As a result of the repayment, the excess carrying value of $20.9 million and debt issuance costs of $2.7 million resulted in the $18.2 million gain on extinguishment of debt.

Liquidity and Capital Resources

                Financings.  In March 2004, we completed an offering of $100 million of 8 3/8% senior second secured notes due 2010 at a discount resulting in a 12% yield.  We used the proceeds from our offering to retire bank debt, pay fees related to the offering and provide additional liquidity to our company.  After repayment of our senior secured bank facility and fees related to the issuance of the new notes, we received incremental cash of approximately $13.2 million.

                Cash Flows Provided by Operating Activities.  Cash provided by operating activities was $15.1 million for the nine months ended September 30, 2004 compared to cash provided by operating activities of $10.2 million for the nine months ended September 30, 2003.  Our improvement in cash provided by operating activities was primarily due to our growth in gross profit accompanied by a smaller increase in our operating expenses.  Working capital improved primarily through improvement in our accounts receivable collections.  Average accounts receivable days sales outstanding improved from 36.1 for the nine months ended September 30, 2003 to 30.0 for the nine months ended September 30, 2004.  We do not expect further improvement in our accounts receivable days outstanding in the future.

                Cash Flows Used in Investing Activities.  Cash used in investing activities was $22.9 million for the nine months ended September 30, 2004 compared to $19.8 million for the nine months ended September 30, 2003.  The cash used in investing activities was primarily for the maintenance and expansion of our network and back office systems.  For the nine months ended September 30, 2004 we also used cash to invest in marketable securities with maturity dates of six months or less.

                Cash Flows Provided by (Used in) Financing Activities.  Cash provided by financing activities was $13.6 million for the nine months ended September 30, 2004.  The net proceeds from the issuance of the senior second secured notes generated approximately $13.2 million, which is net of a $1.6 million prepayment penalty mentioned previously.  We also used cash for payments on capital lease obligations.

For the nine months ended September 30, 2003, net cash used in financing activities was $2.2 million, primarily for payments on capital lease obligations.

                We believe our existing cash, cash equivalents and short-term investments will be sufficient to fund our operations and we do not currently anticipate the need to raise additional financing to fund capital expenditures or operations for at least the next 12 months.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are not exposed to market risks from changes in foreign currency exchange rates or commodity prices.  We do not hold any derivative financial instruments nor do we hold any securities for trading or speculative purposes.

We are exposed to changes in interest rates on our investments in cash equivalents and short-term investments.  All of our investments have maturities of six months or less which reduces our exposure to long-term interest rate changes.  Interest income for the three and nine-month periods ended September 30, 2004 was $45.0 thousand and $82.5 thousand, respectively, therefore not exposing us to any meaningful interest income risk had rates dropped.  Excluding capital leases, we had $85.8 million in senior second secured notes outstanding as of September 30, 2004.  These notes are at a fixed interest rate and are therefore not exposed to any interest rate risk.

Item 4:  Controls and Procedures

Evaluation of disclosure controls and procedures.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or our consolidated subsidiaries) required to be included in the reports we file or submit under the Exchange Act.

Changes in internal controls over financial reporting.  During the quarter ended September 30, 2004, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

On August 2, 2004, a Nevada state court entered a judgment against Eschelon for intentionally interfering with a former salesperson’s economic relationship with his new employer in the amount of $376 thousand plus costs.  We had reason to believe the former employee was violating his non-solicitation agreement with us.  On August 30, 2004 we appealed the judgment because, among other reasons, the jury was not instructed to consider whether we were justified in informing the new employer of the agreement and our intent to enforce it.

We are a party to several complaint proceedings against Qwest filed with the Arizona, Colorado, Minnesota and Washington public utility commissions, or PUCs, and two federal court lawsuits involving Qwest.  The Minnesota PUC ordered Qwest to pay us $500 thousand as a refund of overcharges related to enhanced extended loops and the refund has been received.  We have appealed the recent unfavorable decisions by the Minnesota PUC in relation to our complaints regarding Qwest’s withholding of Direct Measures of Quality, or DMOQ billing credits and our request for a refund from Qwest for overcharges for our colocations.  The Minnesota PUC and the Arizona Corporation Commission recently granted, and the Washington PUC denied in part and granted in part, our complaints regarding retroactive application of certain favorable UNE rates.  We have appealed the Washington decision on the basis that its decision was contrary to the evidence.  We have filed a similar complaint in Colorado.  We continue to pursue a lawsuit against Qwest in the United States District Court, Western District of Washington regarding the financial harm we have suffered as a result of Qwest’s violations of our interconnection agreements by failing to provide accurate records relating to interstate and intrastate long distance calls, failing to develop an unbundled network platform and failing to make DSL available for resale.  The Federal District Court recently denied Qwest’s federal court appeal of the Minnesota PUC’s UNE Cost Order.  Qwest just filed an appeal with the Federal Court of Appeals.  If Qwest is successful, our UNE rates in Minnesota could increase.

We are a party to certain regulatory investigations underway in Arizona, Colorado, Oregon and Washington relating to the alleged failure of Qwest and several CLECs, including us, to submit interconnection agreements for approval by state regulatory agencies.  The Washington Commission has approved a settlement under which we paid $25 thousand and provided testimony in return for dismissal of the case against Eschelon.  We cannot predict the outcome of the Arizona, Colorado or Oregon investigations or the effect that any corresponding regulatory actions may have on our business.  A similar investigation by the Minnesota PUC resulted in no direct penalties against us.  The Minnesota Department of Commerce has filed a complaint with the Minnesota PUC concerning agreements that CLECs, including us, have with certain interexchange carriers for pricing access services.  They have asserted that the agreements are unlawfully discriminatory and required to be filed.

We are in dispute with the Arizona Commission Staff about the amount of a bond that we need to have on file.  Staff’s position, if adopted by the Commission, could require us to post a bond of up to $5 million, rather than the $400 thousand currently on file.

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

The proceeds of this transaction were used to repay existing indebtedness of $65.4 million and to pay $6.2 million of associated fees and expenses of the offering.  The remaining $13.2 million of proceeds is being used for general corporate purposes.

We relied upon Rule 701 promulgated under the Securities Act to issue the following securities:

On August 12, 2004, we granted to 25 participants under the Eschelon Telecom, Inc. Stock Option Plan of 2002 options to purchase an aggregate of 112,150 shares of common stock at an exercise price of $0.10 per share.  These options generally vest 20% upon the date of the initial grant and 20% per year over four years from the date of grant.

Item 3.  Defaults Upon Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders during the quarter ended September 30, 2004

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

4.8**

Security Agreement dated March 17, 2004 by and among Eschelon Operating Company; Eschelon Telecom, Inc.; Eschelon Telecom of Minnesota, Inc.; Eschelon Telecom of Washington, Inc.; Eschelon Telecom of Colorado, Inc.; Eschelon Telecom of Nevada, Inc.; Eschelon Telecom of Utah, Inc.; Eschelon Telecom of Oregon, Inc.; Eschelon Telecom of Arizona, Inc.; and The Bank of New York Trust Company, N.A. (as Collateral Agent.)

4.9**	Trademark Security Agreement dated March 17, 2004 by and among Eschelon Operating Company; Eschelon Telecom, Inc.; and The Bank of New York Trust Company, N.A. (as Collateral Agent.)
4.10**	Form of Initial 8 3/8 Senior Second Secured Notes due 2010.%
4.11**	Form of Guarantee of Initial 8 3/8 Senior Second Secured Notes due 2010.%
4.12**	Form of Exchange 8 3/8 Senior Second Secured Notes due 2010.%
4.13**	Form of Guarantee of Exchange 8 3/8 Senior Second Secured Notes due 2010.%

10.1*	Change-in-Control Severance Pay and Employment Agreement dated November 22, 2002 by and between Eschelon Telecom, Inc. and Richard A. Smith.
10.2*	Employment Offer Letter dated March 7, 2000 from Eschelon Telecom, Inc. to Geoffrey M. Boyd.
10.2.1*	Severance Pay Letter Agreement dated November 14, 2002 by and between Eschelon Telecom, Inc. and Geoffrey M. Boyd.
10.4*	Employment Offer Letter dated July 19, 1999 from Eschelon Telecom, Inc. to Steven K. Wachter.
10.5*	Stock Restriction Agreement dated February 7, 2003 between Eschelon Telecom, Inc. and Marvin C. Moses.
10.6*	Stock Restriction Agreement dated February 7, 2003 between Eschelon Telecom, Inc. and Anthony J. Cassara.
10.7*	Stock Restriction Agreement dated February 7, 2003 between Eschelon Telecom, Inc. and Peter M. Van Genderen.
10.8*	Carrier Global Services Agreement dated July 28, 2000 by and between MCI WorldCom Communications, Inc. and Eschelon Telecom, Inc.
10.8.1*	First Amendment dated June 20, 2001 to Carrier Global Services Agreement dated July 28, 2000 by and between MCI WorldCom Communications, Inc. and Eschelon Telecom, Inc.
10.8.2*	Second Amendment dated April 8, 2002 to Carrier Global Services Agreement dated July 28, 2000 by and between MCI WorldCom Communications, Inc. and Eschelon Telecom, Inc.
10.8.3*	Third Amendment dated April 1, 2003 to Carrier Global Services Agreement dated July 28, 2000 by and between MCI WorldCom Communications, Inc. and Eschelon Telecom, Inc.
10.8.4*	WorldCom Internet Dedicated Service Agreement and Service Order Form dated June 12, 2003.
10.8.5*	WorldCom Internet Dedicated Service Agreement and Service Order Form dated January 23, 2004.
10.8.6*	WorldCom Internet Dedicated T3 Price-Protected Agreement dated July 26, 2001.
10.8.7*	WorldCom Wholesale Dedicated Internet Pricing Sheet
10.9*	Carrier Service Agreement dated August 25, 2000 between Global Crossing Bandwidth, Inc. and Eschelon Telecom, Inc.
10.9.1*	Amendment #1 dated November 10, 2000 to Carrier Service Agreement dated August 25, 2000 between Global Crossing Bandwidth, Inc. and Eschelon Telecom, Inc.
10.9.2*	Amendment #2 dated January 2, 2001 to Carrier Service Agreement dated August 25, 2000 between Global Crossing Bandwidth, Inc. and Eschelon Telecom, Inc.
10.9.3*	Amendment #3 dated June 25, 2001 to Carrier Service Agreement dated August 25, 2000 between Global Crossing Bandwidth, Inc. and Eschelon Telecom, Inc.
10.9.4*	Amendment #4 dated July 17, 2001 to Carrier Service Agreement dated August 25, 2000 between Global Crossing Bandwidth, Inc. and Eschelon Telecom, Inc.
10.9.5*	Amendment #5 dated April 25, 2002 to Carrier Service Agreement dated August 25, 2000 between Global Crossing Bandwidth, Inc. and Eschelon Telecom, Inc.
10.9.6*	Amendment #6 dated July 12, 2002 to Carrier Service Agreement dated August 25, 2000 between Global Crossing Bandwidth, Inc. and Eschelon Telecom, Inc.
10.9.7*	Amendment #7 dated March 26, 2004 to Carrier Service Agreement dated August 25, 2000 between Global Crossing Bandwidth, Inc. and Eschelon Telecom, Inc.
10.10*	Advisory Agreement dated March 15, 2004 among Eschelon Telecom, Inc.; Bain Capital Investors, LLC; Wind Point Advisor, L.L.C.; and Stolberg, Meehan & Scano, L.L.C.
10.11*	Lease of Office Space by and between St. Paul Properties, Inc. and Eschelon Telecom, Inc. dated as of November 18, 2003.
10.12*	Lease Agreement by and between Timeshare Systems, Inc. and Advanced Telecommunications, Inc. dated March 3, 1999.
10.13*	Lease For Storage dated July 30, 1996 by and between T.H.S. Northstar Associates Limited Partnership and Fishnet.com, Inc.
10.13.1*	First Amendment dated March 10, 1998 of Lease for Storage dated July 30, 1996 by and between T.H.S. Northstar Associates Limited Partnership and Fishnet.com, Inc.
10.13.2*	Second Amendment dated March 27, 1998 of Lease for Storage dated July 30, 1996 by and between T.H.S. Northstar Associates Limited Partnership and Fishnet.com, Inc.
10.13.3*	Third Amendment dated April 30, 1999 of Lease for Storage dated July 30, 1996 by and between T.H.S. Northstar Associates Limited Partnership and Fishnet.com, Inc.
10.13.4*	Fourth Amendment dated October 3, 2000 of Lease for Storage dated July 30, 1996 by and between T.H.S. Northstar Associates Limited Partnership and Fishnet.com, Inc.

10.13.5*	Lease For Storage dated March 6, 2000 by and between T.H.S. Northstar Associates Limited Partnership and Fishnet.com, Inc.
10.13.6*	Lease For Storage dated July 11, 1999 by and between T.H.S. Northstar Associates Limited Partnership and Fishnet.com, Inc.
10.14*	Lease Agreement by and between Duke Realty Limited Partnership and Cady Communications, Inc. dated May 21, 1999.
10.15*	Lease Agreement between Seattle Telecom LLC and Advanced Telecommunications, Inc. dated December 20, 1999.
10.16*	Office Lease by and between Parkside Salt Lake Corporation and Advanced Telecommunications, Inc. dated December 28, 1999.
10.17*	Lease by and between Denver Place Associates Limited Partnership and Eschelon Telecom of Colorado, Inc. dated October 24, 2000.
10.18*	Office Lease by and between SOFI-IV SIM Office Investors II, Limited Partnership and Advanced Telecommunications, Inc. dated December 19, 1999.
10.18.1*	First Amendment dated March 17, 2003 to Lease by and between SOFI-IV SIM Office Investors II, Limited Partnership and Eschelon Telecom, Inc. dated December 19, 1999.
10.19*	Lease by and between Alco Investment Company and Advanced Telecommunications, Inc. dated November 19, 1999.
21.1*	Subsidiaries of Eschelon Telecom, Inc.
31.1	Certification by Richard A. Smith, Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Geoffrey M. Boyd, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Richard A. Smith, Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Geoffrey M. Boyd, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                         Incorporated herein by reference to Eschelon Telecom, Inc. Registration Statement on Form 10, No. 000-50706.

**                  Incorporated herein by reference to Eschelon Operating Company Registration Statement on Form S-4, No. 333-114437.

b)  Reports on Form 8-K

On July 28, 2004, we filed a Form 8-K containing the press release issued on July 26, 2004 announcing the results for the quarter ended June 30, 2004, and the management script for the investor conference call held on July 26, 2004.

SIGNATURE

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eschelon Telecom, Inc.

Date: November 10, 2004	By:	/s/ Geoffrey M. Boyd

	Name:	Geoffrey M. Boyd
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)