Form 10-K
period 2004-12-31
ESCHELON TELECOM INC
filed 2005-03-31
CIK 1110507

As filed with the Securities and Exchange Commission on March 31, 2005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number: 000-50706

ESCHELON TELECOM, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-1843131 (I.R.S. Employer Identification No.)
730 Second Avenue Minneapolis, MN (Address of principal executive offices)	55402 (Zip Code)

Registrant’s telephone number, including area code: (612) 376-4400

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

As of March 30, 2005, the number of outstanding shares of the Registrant’s Common Stock, par value $0.01 per share, was 4,758,518 shares and the number of outstanding shares of the Registrant’s Preferred Stock, par value $0.01 per share, was 97,526,136 shares, which are convertible into 114,811,197 shares of Common Stock.

FORWARD-LOOKING STATEMENTS

This annual report includes forward-looking statements within the meaning of, and which have been made pursuant to, the U.S. Private Securities Litigation Reform Act of 1995. We make “forward-looking statements” throughout this annual report. Whenever you read a statement that is not solely a statement of historical fact (such as when we state that we “may,” “will” or “plan to” perform in a certain manner or that we “intend,” “believe,” “expect,” “anticipate,” “estimate” or “project” that an event will occur, or the negative thereof, and other similar statements), you should understand that our expectations may not be correct, although we believe that they are reasonable. You should also understand that our plans may change. The forward- looking information contained is generally located in the sections of this annual report entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but may be found in other locations as well. These forward-looking statements generally relate to our strategies, plans and objectives for future operations and are based upon management’s current plans and beliefs or estimates of future results or trends.

Forward-looking statements, such as those regarding management’s present plans or expectations for new product offerings, capital expenditures, cost-saving strategies and growth are not guarantees of future performance. They involve risks and uncertainties relative to return expectations and related allocation of resources, and changing economic or competitive conditions, as well as the negotiation of agreements with third parties and the factors discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors” and elsewhere herein, which could cause actual results to differ from present plans or expectations, and such differences could be material. Similarly, forward-looking statements regarding management’s present expectations for operating results and cash flow involve risks and uncertainties relative to these and other factors, such as the ability to increase revenues and/or to achieve cost reductions and other factors discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors” or elsewhere herein, which also would cause actual results to differ from present plans. Such differences could be material. All forward-looking statements attributable to us or by any persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.

As such, actual results or circumstances may vary materially from such forward-looking statements or expectations. Readers are also cautioned not to place undue reliance on these forward-looking statements which speak only as of the date these statements were made. Except as required by law, we will not update these forward-looking statements, even if our situation changes in the future.

PART I

Item 1.                        Business.

Overview

Eschelon Telecom, Inc., a competitive local exchange carrier (CLEC), is headquartered in Minneapolis, Minnesota and was incorporated in Delaware in 1996 under the name Advanced Telecommunications, Inc. On December 31, 2004, we consummated the acquisition of Advanced TelCom, Inc., or ATI (the “ATI Acquisition”), for an aggregate purchase price of $45.5 million. Unless otherwise specified, our financial results presented for 2004 do not include ATI’s financial results.

We are a leading facilities-based provider of integrated voice and data communications services to small and medium-sized businesses in 19 markets in the western United States. Our voice and data services, which we refer to as network services, include local dial tone, long distance, enhanced voice features and dedicated Internet access services. We also sell, install and maintain business telephone and data systems and equipment, which we refer to as BTS. We provide these products and services individually or in customized packages to address our customers’ need for a fully-outsourced voice and data network solution. Our high quality, personalized service and customized packages are responsible for our low monthly customer line churn, which for 2003 and 2004 averaged 1.60% and 1.48%, respectively. As of December 31, 2004, including ATI, we have approximately 375,000 total access lines. For 2004, we generated consolidated revenue of $158.1 million.

Our network is designed to meet the voice and data communications needs of our customers. The Eschelon voice and data traffic is switched through six Nortel DMS 500 voice switches and seven Nortel Passport ATM switches. We have physical colocations in 125 Incumbent Local Exchange Carrier (ILEC) central offices through which we provide voice services over unbundled network elements (loops) or integrated voice and data services over T1 lines. We also provide service via an Unbundled Network Element Platform (UNE-P), typically for multi-location customers who need additional access lines in locations where we do not own facilities. As of December 31, 2003, approximately 74% of our total access lines in service were served on our network, which we refer to as on-net, compared to 81% as of December 31, 2004, excluding ATI. In addition, for 2003 and for 2004, new access lines installed on-net represented 87% and 92%, respectively, of our total new access lines installed.

ATI is a facilities-based CLEC with operations primarily in 12 markets in four western states, five of which are the same markets we are operating in and six of which are adjacent to our markets. ATI has six Lucent 5ESS voice switches, one Nortel DMS 500 long distance/local switch and eight Cisco BPX data switches and has 35 active colocations from which it offers its services. ATI expands and strengthens our presence in the western United States and we expect to benefit from operating synergies from consolidating ATI’s operations into our business. As of December 31, 2004, ATI provided service through approximately 124,000 total access lines. For 2004, ATI had consolidated revenue of $59.3 million.

Industry Overview

According to the Federal Communications Commission (FCC), the domestic communications service market represents a $300 billion annual revenue opportunity from more than 180 million switched access lines nationwide. The FCC estimates that for 2002, the most recent year for which complete data is available, the communications services market in the states where we provided service represented nearly $30 billion. Competitive service providers such as us continue to gain market share from the ILECs. According to the FCC, as of December 31, 2003 competitive service providers served 29.6 million, or 16%, of the switched access lines in the United States, an increase of 19% over the prior year.

Our Markets

We operate in 19 markets in the western United States. We believe that we are either the leading or second ranked competitive service provider for small and medium-sized businesses in each of our markets. According to the U.S. Census Bureau, population growth from 1990 to 2000 across the markets we covered averaged 27.6%, which was more than double the national average of 13.2%, and annual small and medium-sized business growth from 1997 to 2001 across the markets we covered averaged 1.6%, more than triple the national average of 0.5%. According to Kagan World Media, our markets are expected to remain among the fastest growing markets in the United States, with an average annual population growth rate of 1.9% through 2006, compared to the national average of 1.1%.

Our markets are Minneapolis and St. Paul, MN; Denver and Boulder, CO; Phoenix, AZ; Santa Rosa, CA; Seattle, Tacoma, Everett, Bellingham, Olympia and Yakima, WA; Portland, Salem, Eugene, Bend and Medford, OR; Salt Lake City, UT; and Reno, NV and are primarily in the region in which Qwest Communications is the incumbent local exchange carrier. Within our markets, we have colocated in ILEC central offices that serve a high concentration of potential small and medium-sized business customers. As of December 31, 2004, prior to the ATI Acquisition, our facilities-based network covered approximately 70% of our defined market through only 25% of the total ILEC central offices in each market. Our average on-net penetration across our markets is approximately 12.4%. Set forth below is key data regarding our markets prior to the ATI Acquisition.

	Eschelon On-net Access Lines Sales Footprint(1)	Number of Colocations	Eschelon Lines	Percent Penetration(2)
Minneapolis/St. Paul, MN	233,980	17	51,349	21.9%
Denver/Boulder, CO	373,150	16	41,990	11.3
Phoenix, AZ	360,810	14	38,785	10.7
Seattle, WA	288,325	13	38,075	13.2
Portland, OR	333,750	18	30,849	9.2
Salt Lake City, UT	249,445	14	23,737	9.5
Reno, NV	n/a	—	7,691	n/a
Tacoma, WA	47,250	3	10,410	22.0
Salem, OR	63,485	3	3,965	6.2
Eugene, OR	63,145	3	3,502	5.5
Total	2,013,340	101	250,353	12.4%

(1)          The Eschelon on-net access lines sales footprint column shows the estimated total small and medium-sized business access lines accessible from our colocations.

(2)          The percent penetration is defined as Eschelon lines divided by on-net access lines sales footprint.

Products and Services

We provide our customers a complete package of voice, data and BTS services. Within our three product lines, we provide a wide range of alternatives and customized service packages allowing us to reach a larger number of potential customers and provide a comprehensive product solution. We sell products and services at competitive prices, but focus on product quality and customer service to attract and maintain customers.

Voice Services.   We provide customized packages of voice services to fulfill all of our customers’ voice communication needs. We offer local telephone services, including basic dialtone services and vertical features, such as call forwarding, call waiting and call transfer; advanced call management capabilities such as calling number identification, caller name identification, automatic call back and distinctive ringing; plus enhanced services such as voice mail and direct inward dialing. Our services are provided via analog and digital service platforms. We offer a full range of intra-state, inter-state and international long distance services and calling plans to customers who purchase our local service. Our services include “1+” outbound calling, inbound toll free service and complementary services such as dedicated long distance, operator and directory assistance and calling cards.

Data Services.   Our data service offerings are designed to provide a full range of services to our customers. We offer high-speed data transmission services, such as dedicated and broadband Internet access, and also provide and support e-mail and web-hosting services. Our IDSL product allows us to reach customers beyond the typical threshold of a normal DSL product. Our data services are offered at transmission speeds that range from 56Kbps to 1.54Mbps.

Business Telephone Systems.   We provide industry leading telephone equipment systems, including complete business telephone systems and voice messaging products. We also procure and install voice and data cable, patch panels, routers and other network hardware. We offer customers multi-year maintenance agreements to maintain and upgrade their systems. Some of our key manufacturers include Mitel, Inter-Tel, NEC and Cisco.

The following table summarizes our product and service offerings:

Voice Services	Data Services	Business Telephone Systems
Local and Long Distance	Broadband Internet Access	Customer Premise Telephone Equipment and Accessories
Vertical Features	Dedicated Internet Access	Data Communications Equipment
Advanced Call Management	Dial-up Internet Access	Voice Mail System Installation
Other Enhanced Services	E-Mail	IP Phone Systems
	Web-Hosting	After Market Maintenance and Upgrade Contracts

Sales and Marketing

We employ a direct sales and marketing strategy which allows us to take a consultative approach in selling services to our customers. Our sales force is trained to focus on product differentiation, customized packages and superior customer service. We also offer our customers a competitive price. We carefully manage each sales proposal within pricing parameters that ensure each new customer provides a targeted level of profitability. We centrally manage these pricing parameters based on an extensive cost analysis for each market. We incentivize our sales force to focus on selling customized packages that can be serviced on-net. For 2004, 92% of our total new access lines installed were installed on-net.

As of February 28, 2005, our direct sales force consisted of 191 network communications specialists and 36 BTS communications specialists. Our network and BTS communications specialists integrate their efforts through a team approach created by a cross-commission structure that incentivizes them to cross-sell products and services. For 2004, approximately 65% of new BTS customers also subscribed to our network service product line.

In 2004, we launched our agent channel into three markets and have since added two additional markets. This agent channel reaches customer segments that are generally not targeted by our direct sales force. We will continue to analyze the performance of this sales channel for strategic fit. We expect to have no more than 10% of our sales volume be attributable to the agent channel.

As a result of our direct sales approach, we generally have not spent funds on television, radio or multi-media advertising. However, we intend to increase our involvement in local community activities in each of our markets in order to create more publicity and recognition for our company.

Backlog of customer orders has remained at relatively low levels versus overall lines in service. As such, backlog is not material to our annual revenue and is not a meaningful measure of future revenue.

Our Customers

Our customers are generally small and medium-sized businesses with fewer than 100 employees. During 2004, we did not have any customer representing more than 10% of total revenue. In addition, we do not collect any reciprocal compensation and do not generate any wholesale carrier revenue (other than carrier access revenue) or Internet service provider revenue. Including the acquisition of ATI, we have approximately 56,000 business customers.

Customer Service and Retention

We provide our customers with superior customer service, which is driven by a highly personalized, integrated team approach. Our 52 local customer service representatives and 20 repair service bureau associates are supported by an additional 82 customer service professionals in our Minneapolis call center. Every new customer order is closely coordinated by a service delivery team until three days following service transition. Each new customer is contacted multiple times by our service delivery team during the service initiation process to ensure accuracy and on-time delivery of services ordered.

We segment our customer base to better serve their specific needs. We have six national account managers responsible for maintaining relationships with multiple location accounts and local account managers responsible for single market accounts. The local and national account managers coordinate service requests with our centralized call center associates to ensure customer satisfaction.

Our “866-Eschelon” customer service number provides a single contact point for customers to gain quick access to customer service or their account manager. Our associates consistently answer more than 85% of all calls within 20 seconds. Our call center is staffed by 82 highly trained associates whose performance is closely monitored. Our centrally managed service platform allows us to actively track and analyze call response times, trouble ticket resolution and customer satisfaction for every in-bound call received. Our repair service bureau is staffed by 20 associates and complemented by our 70 field service technicians who can readily be deployed to the customer premises. We also regularly survey our customers allowing us to track, analyze and adjust service and processes as necessary.

We have a sophisticated network operating center, or NOC, through which we monitor our network on a 24x7 basis and are able to detect and troubleshoot network problems before our customers are aware of them.

Our senior director of customer retention is responsible for coordinating our sales force, repair service bureau, national and local account managers, customer service organization and retention team to proactively manage customer retention. All members of these groups are trained to identify at-risk customer accounts which are then referred to our retention team for specific, personalized care. In 2004, our retention team successfully retained 88% of all accounts referred to them. Our retention team is also responsible for collecting and maintaining detailed data on specific reasons for every disconnected line and for obtaining exit surveys from departing customers. We analyze this data on a monthly basis to better understand our customers and to implement or alter operating procedures to improve our operations and customer retention.

Network Overview and Deployment

Voice and Data Switches.   We have deployed Nortel, Lucent Tellabs and Cisco equipment in each of our major markets (Minneapolis/St. Paul, Denver/Boulder, Portland, Salem, Eugene, Reno, Santa Rosa, Seattle, Tacoma, Olympia, Everett, Yakima, Phoenix and Salt Lake City). We use Nortel DMS and Lucent 5ESS switches for local dialtone services, the Tellabs digital crossconnect system (DACS) for terminating, routing and aggregating on DS1/DS3 transport and customer connections, and Cisco BPX and Nortel Passport ATM switches in combination with Cisco core and edge routers for advanced data services. We believe the Nortel DMS 500 and Lucent 5ESS switches are reliable, proven platforms for providing local services. The Cisco BPX and Nortel Passport ATM switches are highly flexible and integrate well with the Cisco IP platforms to provide network services over common network infrastructures.

Colocations and Edge Equipment.   We use Zhone Technologies, Inc. Universal Edge 9000, or UE9000, access node equipment and Lucent AnyMediaFast Digital Loop Carriers in each of the 125 ILEC central offices in which we have physically colocated in order to provide local analog line service to our customers. The UE9000 access node and AnyMediaFast enable effective delivery of industry standard voice service offerings. We have also deployed Zhone Sechtor 300 devices in our switch rooms and various colocations and, together with the addition of an integrated access device at customer premise locations, we are able to offer network services over a single T1 line. The UE9000, AnyMediaFast and Sechtor 300 devices are high density voice and data equipment that fit into a single network bay, thereby reducing costly colocation space in ILEC central offices.

Intra-City Transport Deployment.   In select markets, we utilize Fiber Transport in a SONET Ring Configuration to connect Host Sites to ILEC colocations. In other markets, we use Leased Transport with carrier diversity for network reliability. As customer line concentrations increase in a colocation, we are able to take advantage of carrier diversity techniques. Where Fiber Transport is not deployed, transport between our switches and our colocations is provided over more than one route in all cases and is purchased from more than one provider in most cases. Using multiple routes and providers gives us a more robust network that maintains functionality should a transport route incur a failure. By diversifying our high capacity circuits across multiple vendors in each market, we maintain higher levels of network reliability and lower network costs.

Inter-City ATM Backbone Network.   Our Cisco BPX and Nortel Passport ATM switches provide data traffic switching in our major markets. These ATM switches are interconnected through leased long-haul transport obtained from multiple wholesale providers. This ATM backbone carries IP data traffic between switch locations. Customer access to the Internet and virtual private networks travel over this network. ATM is a fully redundant, state-of-the-art transmission and switching technology that carries both T1-based and DSL-based IP traffic more efficiently than traditional dedicated circuit networks.

Customer Access Methods.   We have the ability to serve small and medium-sized businesses in our markets by one or more of the following methods:

•       T1.   Customers with greater than six voice lines at a single location can be served with leased high capacity connections directly from our colocation equipment to the customer’s location. We also offer the ability to share a single T1 connection for both voice and data services and to allocate the circuit capacity for voice and data depending upon customer requirements. With this option, a customer with as few as six total voice and data lines can take advantage of this integrated offering. For 2004, 57% of new access lines installed were installed on T1 circuits.

•       Analog UNE-loop.   To provide analog voice services, we colocate our telephone access equipment in the ILEC’s central offices and lease the ILEC’s facilities, known as unbundled network elements, or UNEs, to connect customer locations to our colocation equipment. Customer locations with fewer than 10 phone lines are most likely to be served with this method. We provide broad facilities-based coverage by colocating in densely-populated areas so that we can access UNEs reaching approximately 70% of the estimated business access lines within our selling areas from approximately 25% of the available ILEC central offices.

•       DSL.   We provide dedicated connections over a pair of copper wires using DSL technology. Our customers use DSL lines for data applications such as Internet access, intranets, extranets, telecommuting, e-commerce, e-mail, video conferencing and multimedia. DSL is provided on the same copper wires as voice service or as a dedicated line dependent upon customer upstream data speed requirements. DSL is not available to all customers due to copper loop length limitations and ILEC plant configurations.

•       UNE-P.   We also provide service via the UNE-P platform, typically to multi-location customers who need additional access lines in locations where we do not own facilities. As of December 31, 2004, 16% of our total access lines in service were UNE-P.

•       Qwest Platform Plus (QPP).   In January 2005, we signed a three-year agreement with Qwest to purchase its Platform Plus product, which will replace the UNE-P platform.

•       Centrex Resale.   We resell Centrex services in the Eschelon legacy Reno market. Centrex is a value-added business telephone service we purchase from SBC at wholesale rates and invoice on our own bill. We serve customers having from two to 40 lines at a single location with this method. In 2005, given the acquisition of ATI and the presence of a switch in the Reno market, we will concentrate our new sales efforts on facilities-based services.

Competition

The communications industry is highly competitive. We believe we compete principally by offering superior customer service, accurate billing, a broad set of services and competitive pricing. Our ability to compete effectively depends upon our continued ability to maintain high quality, market-driven services at prices competitive to those charged by the ILECs. Many of our current and potential competitors have financial, technical, marketing, personnel and other resources, including brand name recognition, substantially greater than ours, as well as other competitive advantages over us.

ILECs.   In our existing markets, we compete principally with Qwest. Qwest and other ILECs have long-standing relationships with their customers, have financial, technical and marketing resources substantially greater than ours, have the potential to subsidize competitive services with revenue from a variety of businesses and currently benefit from existing regulations that favor ILECs over us in some respects. As a relatively recent entrant in the communications services industry, we may not achieve a major share of the market for any of our services in our markets. While regulatory initiatives based on the Telecommunications Act, which allow competitive service providers such as us to interconnect with Qwest’s facilities, provide increased business opportunities for us, these interconnection opportunities have been, and likely will continue to be, accompanied by increased pricing flexibility for and relaxation of regulatory oversight of Qwest and the other ILECs. Future regulatory decisions could grant the ILECs greater pricing flexibility or other regulatory relief. These initiatives could have a material adverse effect on us.

Competitive Service Providers and Other Market Entrants.   We also face competition from other competitive service providers. Consolidation and strategic alliances within the communications industry or the development of new technologies could put us at a competitive disadvantage. The Telecommunications Act radically altered the market opportunity for new competitive service providers. Because the Telecommunications Act requires ILECs to unbundle their networks, new competitive service providers are able to rapidly enter the market by installing switches and leasing local loops.

In addition to the new competitive service providers, ILECs and other competitors described above, we may face competition from other market entrants such as electric utilities, cable television companies, wireless service providers and virtual service providers using Voice over Internet Protocol (VoIP) over the public Internet or private networks. Electric utility companies have existing assets and low cost access to capital which could allow them to enter a market rapidly and accelerate network development. Cable television companies are entering the communications market by upgrading their networks with hybrid fiber coaxial lines and installing facilities to provide fully interactive transmission of broadband voice, video and data communications. Wireless service providers are developing wireless technology for deployment in the United States, intending to provide a broadband substitute for traditional wireline local telephones. Some companies are delivering voice communications over the Internet.

Long Distance Service.   The long distance communications industry has numerous entities competing for the same customers which has historically created high churn as customers frequently change long distance providers in response to offerings of lower rates or promotional incentives. Prices in the long distance market have declined significantly in recent years and are expected to continue to decline. Our primary competitors for long distance services are Interexchange Carriers (IXCs), ILECs and resellers. We believe that pricing levels are a principal competitive factor in providing long distance service; however, we seek to avoid direct price competition by packaging long distance service, local service, customer premise equipment and Internet access service together with a simple pricing plan.

Business Telephone Systems Sales.   We compete with numerous equipment vendors and installers and communications management companies for business telephone systems and related services. We generally offer our products at prices consistent with other providers and differentiate our service through our product packages and customer service.

Data/Internet Services.   The Internet services market is highly competitive, and we expect that competition will continue to intensify. Internet service, meaning both Internet access and on-line content services, is provided by Internet services providers, ILECs, satellite-based companies, long distance providers and cable television companies. Many of these companies provide direct access to the Internet and a variety of supporting services to businesses and individuals. In addition, many of these companies, such as AOL and MSN, offer on-line content services consisting of access to closed, proprietary information networks. Long distance providers, among others, are aggressively entering the Internet access markets. Long distance providers have substantial transmission capabilities, traditionally carry data to large numbers of customers and have an established billing system infrastructure that permits them to add new services. Satellite companies are offering broadband access to the Internet from desktop PCs. Cable companies are providing Internet services using cable modems to customers in major markets. Many of these competitors have substantially greater brand recognition and more financial, technological, marketing, personnel and other resources than those available to us.

Employees

As of February 28, 2005, we had 1,139 full-time equivalent employees. Twenty-six technicians who install and service BTS are members of the International Brotherhood of Electrical Workers. The collective bargaining agreement that was in effect through February 28, 2005, is still in effect until a new contract is negotiated.

We believe that relations with our employees, including members of the labor union, are good. We have not experienced any work stoppage due to labor disputes.

Regulation

Overview

We are subject to federal, state, local and foreign laws, regulations, and orders affecting the rates, terms, and conditions of certain of our service offerings, our costs, and other aspects of our operations, including our relations with other service providers. Regulation varies from jurisdiction to jurisdiction, and may change in response to judicial proceedings, legislative and administrative proposals, government policies, competition, and technological developments. We cannot predict what impact, if any, such changes or proceedings may have on our business or results of operations, and we cannot guarantee that regulatory authorities will not raise material issues regarding our compliance with applicable regulations.

In general, the FCC has jurisdiction over our facilities and services to the extent they are used in the provision of interstate or international communications services. State regulatory commissions, commonly referred to as PUCs (public utility commissions), generally have jurisdiction over facilities and services to the extent they are used in the provision of intrastate services, unless Congress or the FCC has preempted such regulation. Local governments may regulate aspects of our business through zoning requirements, permit or right-of-way procedures, and franchise fees. Foreign laws and regulations apply to communications that originate or terminate in a foreign country. Our operations also are subject to various environmental, building, safety, health, and other governmental laws and regulations. Generally, the FCC and PUCs do not regulate the Internet, video conferencing, or certain data services, although the underlying communications components of such offerings may be regulated.

Federal law generally preempts state statutes and regulations that restrict the provision of competitive local, long distance and enhanced services; consequently, we generally are free to provide the full range of local, long distance and data services in every state. While this federal preemption greatly increases our potential for growth, it also increases the amount of competition to which we may be subject. Enforcing federal preemption against certain state policies and programs may be costly and may involve considerable delay.

Federal Regulation

The Communications Act of 1934, as amended, or the Communications Act, grants the FCC authority to regulate interstate and foreign communications by wire or radio. We are regulated by the FCC as a non-dominant carrier and are subject to less comprehensive regulation than dominant carriers, but we remain subject to numerous requirements of the Communications Act, including certain provisions of Title II, applicable to all common carriers, which require us to offer service upon reasonable request and pursuant to just and reasonable charges and terms, and which prohibit unjust or unreasonable discrimination in charges or terms. The FCC has authority to impose additional requirements on non-dominant carriers.

The Telecommunications Act of 1996, or the Telecommunications Act, amended the Communications Act to eliminate many barriers to competition in the U.S. communications industry. The Telecommunications Act set basic standards for relationships between communications service providers, including relationships between new entrants and Regional Bell Operating Companies (RBOCs) and other ILECs. In general, the Telecommunications Act requires ILECs to provide competitors with nondiscriminatory access to and interconnection with ILEC networks, and to provide UNEs at cost-based prices. The FCC and PUCs have adopted rules to implement the Telecommunications Act and to encourage competition.

Long Distance Competition.   Section 271 of the Communications Act, enacted as part of the Telecommunications Act, established a process by which an RBOC could obtain authority to provide long distance service in a state within its region. The process required demonstrating to the FCC that the RBOC has adhered to a 14-point competitive checklist and that granting such authority would be in the public interest. On December 3, 2003, Qwest received FCC approval to provide in-state long distance service in the last of the 14 states in its region. Each of the other three RBOCs, Verizon, SBC, and BellSouth, already had received FCC approval to provide long distance services in each state within its respective region. Receipt of Section 271 authority by the RBOCs has resulted in increased competition in certain markets and services.

Section 272 of the Communications Act requires that for a period of three years after receiving Section 271 approval in any state, an RBOC must provide long-distance services through a separate affiliate and comply with certain other structural and operational safeguards. This separate affiliate requirement expires in each state automatically, unless the FCC extends the three-year period. To date, the separate affiliate requirement has expired by operation of law in several states and has not been extended by the FCC in any state. Issues related to RBOC safeguards after the sunset of the separate affiliate requirements are the subject of a pending FCC rulemaking proceeding.

The RBOCs have a continuing obligation to comply with the 14-point competitive checklist, and are subject to continuing oversight by the FCC and PUCs. Each RBOC must comply with state-specific Performance Assurance Plans, or PAPs, pursuant to which an RBOC that fails to provide access to its facilities in a timely and commercially sufficient manner must provide to affected CLECs compensation in the form of cash or service credits. We have received PAP payments from Qwest in Arizona, Colorado, Minnesota, Oregon, Utah and Washington. We receive PAP payments from SBC in Nevada and California. Our ability to obtain adequate interconnection and access to UNEs on a timely basis could be adversely affected by an RBOC’s failure to comply with its Section 271 obligations.

Local Service Regulation.   The Telecommunications Act required the FCC, in addition to overseeing the entry of the RBOCs into the long distance market, to establish national rules implementing the local competition provisions of the Telecommunications Act, which impose duties on all local exchange carriers, including CLECs, to provide network interconnection, reciprocal compensation, resale, number portability, and access to rights-of-way. We are required to comply with these statutory obligations and the FCC’s implementing rules.

The Telecommunications Act imposes additional duties on ILECs, including the duty to provide access on an unbundled basis to individual UNEs, including network facilities, features, and capabilities, on non-discriminatory terms and cost-based rates; to allow competitors to interconnect with their networks in a nondiscriminatory manner at any technically feasible point on their networks; to permit colocation of competitors’ equipment at ILEC premises; and to offer their retail services for resale at wholesale rates.

Interconnection Agreements.   Pursuant to FCC rules implementing the Telecommunications Act, we negotiate interconnection agreements with ILECs to obtain access to UNEs and services, generally on a state-by-state basis. These agreements typically have three-year terms. We currently have interconnection agreements in effect with Qwest for the states of Arizona, Colorado, Minnesota, Oregon, Utah and Washington, with SBC for the states of Nevada and California, and with Verizon for the states of Washington and Oregon. If we enter new markets, we expect to establish interconnection agreements with ILECs on an individual state basis. As discussed below, changes to our agreements based upon recent FCC orders ultimately will be incorporated into our interconnection agreements, but whether these changes will be effected by negotiation or arbitration is uncertain.

We are in the process of renegotiating our interconnection agreements with Qwest for Colorado, Minnesota, and Washington. We anticipate that renegotiations will commence pursuant to statutory timeframes in the near future for our interconnection agreements with Qwest in Arizona, Oregon, and

Utah. We have had exchanges with SBC for Nevada and California and with Verizon for Oregon and Washington regarding renegotiation of our interconnection agreements. If any negotiation process does not produce, in a timely manner, an interconnection agreement that we find acceptable, we may petition the applicable PUC to arbitrate any disputed issues. Arbitration decisions in turn may be appealed to federal courts. We cannot predict how successful we will be in negotiating terms critical to our provision of local network services, and we may be forced to arbitrate certain provisions of necessary agreements. We are not a party to any current interconnection agreement arbitration proceeding. Other interconnection agreement arbitration proceedings before various state commissions may result in decisions that could affect our business, but we cannot predict the extent of any such impact. As an alternative to negotiating an interconnection agreement, we may adopt, in its entirety, another carrier’s approved agreement. SBC has filed a complaint with the Nevada PUC against a group of CLECs, including us, and has asked the PUC to order those CLECs to adopt an interconnection agreement amendment proposed by SBC. The PUC has not yet ruled on the complaint.

Unbundled Network Elements.   The Telecommunications Act requires ILECs to provide requesting telecommunications carriers with nondiscriminatory access to network elements on an unbundled basis at any technically feasible point on rates, terms and conditions that are just, reasonable and non-discriminatory, in accordance with the other requirements set forth in Sections 251 and 252 of the Communications Act. The Telecommunications Act gives the FCC authority to determine which network elements must be made available to requesting carriers such as us. For network elements that are not proprietary, the FCC is required to determine whether the failure to provide access to such network elements would impair the ability of the carrier seeking access to provide the services it seeks to offer. The FCC has determined that most network elements are nonproprietary in nature and thus are subject to the “impair” standard. The FCC’s initial list of ILEC network elements that are required to be unbundled on a national basis, or UNEs, was released in 1996.

When the FCC first adopted UNE rules, it indicated that it would reexamine the list of UNEs every three years. In December 2001, the FCC initiated its first so-called “triennial review” of those rules. In August 2003, in the Triennial Review Order, or TRO, the FCC substantially modified its rules governing access to UNEs. The FCC redefined the “impair” standard, concluding that a requesting carrier is impaired when a lack of access to a UNE poses barriers to entry, including operational and economic barriers that are likely to make entry into a market uneconomic. The FCC limited requesting carrier access to certain aspects of the loop, transport, switching and signaling/databases UNEs but continued to require some unbundling of these elements. In the TRO, the FCC also determined that certain broadband elements, including fiber-to-the-home, or FTTH, loops in greenfield situations, broadband services over FTTH loops in overbuild situations, packet switching, and the packetized portion of hybrid loops, are not subject to unbundling obligations.

On March 2, 2004, the U.S. Court of Appeals for the District of Columbia Circuit, or the D.C. Circuit, in United States Telecom Ass’n v. FCC, or the USTA II decision, vacated certain portions of the TRO and remanded to the FCC for further proceedings. Specifically, the D.C. Circuit vacated the FCC’s delegation of decision-making authority to state commissions and several of the FCC’s nationwide impairment determinations. The D.C. Circuit also found that the FCC used a flawed methodology when making certain impairment determinations, including those relating to the mass market switching and local transport network elements, and remanded those determinations to the FCC for further analysis and justification. The D.C. Circuit affirmed the FCC’s decision to relieve the ILECs from unbundling obligations with respect to broadband elements. The D.C. Circuit did not make a formal pronouncement regarding the status of the FCC’s finding regarding enterprise market loops.

On February 4, 2005, the FCC released an Order on Remand of the TRO (the “TRRO”). The TRRO became effective on March 11, 2005. The TRRO limits access to certain UNEs in specific situations in which the FCC considers that CLECs are not impaired without access to the UNE: First, unbundled switching will be eliminated after a one-year transition period. During the transition, carriers will pay $1 per line more for unbundled switching and may not order new lines. Second, DS1 transport UNEs will no longer be available between wire centers that contain at least 38,000 business lines or have at least four fiber-based colocators. Third, DS3 transport or dark fiber UNEs will no longer be available between wire centers containing at least 24,000 business lines or at least three fiber-based colocators. Fourth, transport UNEs between ILEC wire centers and CLEC switches will no longer be available. Fifth, DS1 UNE loops will not be available to any building in a wire center containing at least 60,000 business lines and at least four fiber-based colocators. Sixth, DS3 UNE loops will not be available to any building in a wire center containing at least 38,000 business lines and at least four fiber-based colocators. Seventh, dark fiber UNE loops will no longer be available. The Order provides a one-year transition period for DS1 and DS3 transport and loops and an 18-month transition period for dark fiber facilities. Rates for UNEs that are no longer available will increase by 15% during the transition year, and CLECs will not be able to order additional UNEs along routes or to buildings that no longer qualify.

We do not lease material numbers of UNE-P lines from either SBC or Verizon. With respect to our UNE-P lines leased from Qwest, we have entered into a commercial agreement referred to as Qwest’s Platform Plus (“QPP”). Under QPP, we continue to have access to unbundled switching over a three-and-one-half year period at gradually increasing rates.

We do not use DS3 UNE loops or dark fiber loops. Consequently, we are unaffected by these portions of the TRRO. However, we do use DS1 loops and transport, DS3 transport, and a de minimis amount of dark fiber transport, and certain of our wire centers and routes will be affected by the TRRO. Our costs for existing UNEs affected by the TRRO will increase an estimated 15% during the year-long transition period provided by the TRRO. We will have to place new orders for delisted UNEs as special access orders, generally at prices significantly higher than UNE rates, unless we can locate alternative suppliers offering more favorable rates.

We have estimated our increased costs due to the TRRO to be approximately $2.5 million in 2005. This includes the increased costs of QPP, the increased cost of transitional UNEs, and the need to replace UNEs no longer available through special access orders or through other suppliers. We estimate our increased costs due to the TRRO for 2006 to be approximately $3.1 million. Our estimates are based upon assumptions concerning market demand for our products and our ability to secure alternative suppliers of facilities in certain areas.

Shortly after adoption of the TRRO in December 2004, the ILECs petitioned the D.C. Circuit, asking it to retain jurisdiction over the proceeding and also to adopt an expedited briefing schedule for the appeal of the TRRO. The FCC and various CLECs filed responses, arguing that no intervention by the Court is necessary. On March 16, 2005, the Court dismissed the petition without prejudice, leaving parties free to appeal the TRRO or petition the Court for a writ of mandamus with respect to the final rules. Several CLECs have already filed appeals in various Circuit Courts, and we anticipate that the RBOCs and their trade association, the United States Telephone Association, also will file appeals. We also expect both RBOCs and CLECs to file for reconsideration of the TRRO at the FCC. On March 15, 2005, the FCC rejected Verizon’s Petition for Stay of the TRRO pending judicial review. We are currently considering whether to join with other CLECs in filing for reconsideration and/or appeal of the TRRO. We cannot predict what effects, if any, these various legal proceedings may have upon our business.

Following adoption of the TRRO, Qwest informed us that it planned to invoke the “change of law” provisions in our interconnection agreements. These provisions generally provide that when a party to the agreement believes that its obligations under the agreement have changed as a result of a change in applicable law, it may request that the other party enter into negotiations to amend the agreement, and that in the event the parties are unable to agree upon an amendment, the dispute is to be arbitrated either by a neutral arbitrator or by the relevant state commission. We have commenced negotiations with Qwest regarding amendments to our interconnection agreements, but we do not know when such negotiations might conclude or the impact on our business of an amendment to any of our interconnection agreements resulting from such negotiations, apart from the impacts discussed above.

SBC and Verizon have taken the position that the TRRO is immediately effective, without regard to change of law provisions in their interconnection agreements with us. Our position is that any changes resulting from the TRRO must be effected through the change of law provisions to our interconnection agreements. Proceedings to resolve this dispute are underway, or will soon commence, before the PUCs in Nevada, California, Washington, and Oregon. We cannot predict the outcome of these proceedings.

FCC rules implementing the local competition provisions of the Telecommunications Act permit CLECs to lease UNEs at rates determined by PUCs employing the FCC’s Total Element Long Run Incremental Cost, or TELRIC, forward-looking, cost-based pricing model. On September 15, 2003, the FCC opened a proceeding reexamining the TELRIC methodology and wholesale pricing rules for communications services made available for resale by ILECs in accordance with the Telecommunications Act. This proceeding will comprehensively re-examine whether the TELRIC pricing model produces unpredictable pricing inconsistent with appropriate economic signals; fails to adequately reflect the real-world attributes of the routing and topography of an ILEC’s network; and creates disincentives to investment in facilities by understating forward-looking costs in pricing RBOC network facilities and overstating efficiency assumptions. We have participated in this proceeding as a member of a consortium of CLECs. To date the FCC has not yet issued revised TELRIC rules. The application and effect of a revised TELRIC pricing model on the communications industry generally and on certain of our business activities cannot be determined at this time.

In orders released in August 2004, the FCC extended unbundling relief to FTTH loops serving predominantly residential multiple dwelling units, or MDUs, and granted the same unbundling relief to fiber-to-the-curb, or FTTC, that it has applied to FTTH. We do not know where Qwest, SBC or Verizon have replaced their copper facilities with fiber or where they may do so in the future. Consequently, we cannot determine the impact these orders will have upon our business. Because we serve business customers only, we do not believe these orders will substantially affect our business.

On October 27, 2004, the FCC issued an order granting requests by the RBOCs that the FCC forbear from enforcing the independent unbundling requirements of Section 271 of the Communications Act with regard to the broadband elements that the FCC had determined in the TRO are not subject to unbundling obligations (FTTH loops, FTTC loops, the packetized functionality of hybrid loops, and packet switching). The FCC declined to address broader forbearance requests by SBC and Qwest, who had asked the FCC to forbear from applying Section 271 requirements to any element that the FCC has determined no longer meets the impairment standard. Legal challenges to these orders continue.

Colocation.   FCC rules generally require ILECs to permit competitors to colocate equipment used for interconnection and/or access to UNEs. Changes to those rules, upheld in 2002 by the D.C. Circuit, allow competitors to colocate multifunctional equipment and require ILECs to provision cross-connects between colocated carriers. We cannot determine the effect, if any, of future changes in the FCC’s colocation rules on our business or operations.

Intercarrier Compensation.   The FCC’s intercarrier compensation rules include rules governing access charges, which govern the payments that IXCs and commercial mobile radio service providers make to local exchange carriers to originate and terminate long distance calls, and reciprocal compensation rules, which generally govern the compensation between telecommunications carriers for the transport and termination of local traffic. We purchase long distance service on a wholesale basis from an IXC who pays access fees to local exchange carriers for the origination and termination of our long distance communications traffic. Generally, intrastate access charges are higher than interstate access charges. Therefore, to the degree access charges increase or a greater percentage of our long distance traffic is intrastate, our costs of providing long distance services will increase. As a local exchange provider, we bill long distance providers access charges for the origination and termination of those providers’ long distance calls. Accordingly, in contrast with our long distance operations, our local exchange business benefits from the receipt of intrastate and interstate long distance traffic. As an entity that collects and remits access charges, we must properly track and record the jurisdiction of our communications traffic and remit or collect access charges accordingly. The result of any changes to the existing regulatory scheme for access charges or a determination that we have been improperly recording the jurisdiction of our communications traffic could have a material adverse effect on our business.

Our costs of providing long distance services, and our revenues for providing local services, also are affected by changes in access charge rates imposed on CLECs. Pursuant to the FCC’s 2001 CLEC Access Charge Order, which lowered the rates that CLECs may charge long distance carriers for the origination and termination of calls over local facilities, access rates were reduced during Fiscal 2003 and Fiscal 2004. AT&T and Sprint have appealed the CLEC Access Charge Order to the D.C. Circuit, arguing that the FCC’s benchmark rates are too high.

The FCC issued the first Access Charge Reform Report and Order in 1997. Although the FCC has since issued five further orders in that docket, several petitions for reconsideration and clarification of the 1997 Order remain pending. On December 15, 2003, the FCC issued a public notice requesting that the parties to such petitions file supplemental notices identifying any issues that were raised in the petitions and which have not been otherwise resolved. We cannot predict whether the FCC will further modify its access charge rules as a result of this proceeding, or the effect that any such changes would have on our business.

Over the last several years, the FCC has granted ILECs significant flexibility in pricing interstate special and switched access services. In August 1999, the FCC granted immediate pricing flexibility to many ILECs and established a framework for granting greater flexibility in the pricing of all interstate access services once an ILEC market satisfies certain prescribed competitive criteria. In February 2001, the D.C. Circuit upheld the FCC’s prescribed competitive criteria. To date, the FCC has granted pricing flexibility in numerous specific markets to the RBOCs, including Qwest. This pricing flexibility may result in Qwest lowering its prices in high traffic density areas, including areas where we compete or plan to compete. We anticipate that the FCC will continue to grant ILECs greater pricing flexibility for access services if the number of actual and potential competitors increases in each of these markets.

The FCC has stated that existing intercarrier compensation rules constitute transitional regimes and has promised to reform them. On March 3, 2005, the FCC released a Further Notice of Proposed Rulemaking seeking comment on a variety of proposals to replace the current system of intercarrier payments, under which the compensation rate depends on the type of traffic at issue, the type of carriers involved, and the end points of the communication, with a unified approach for access charges and reciprocal compensation. Comments have not yet been filed. Because we both make payments to and receive payments from other carriers for the exchange of local and long distance calls, we will be affected by changes in the FCC’s intercarrier compensation rules. We cannot predict the impact that any such changes may have on our business.

Detariffing.   Consistent with other deregulatory measures, the FCC has largely eliminated carriers’ obligations to file with the FCC tariffs containing prices, terms and conditions of service. All carriers, including us, were required to complete this detariffing process for interstate domestic commercial, or customer-specific, services by January 31, 2001, for consumer mass-market services by July 31, 2001, and for international services by January 2002. In lieu of federal tariffs, the FCC requires carriers with corporate web sites to post information relating to the rates, terms, and conditions of services on their web sites. Detariffing precludes our ability to rely on filed rates, terms, and conditions as a means of providing notice to customers of prices, terms and conditions under which we offer services, and requires us instead to rely on individually negotiated agreements with end users. We remain subject to the Communications Act’s requirements that rates, terms and conditions of communications service be just, reasonable, and not discriminatory, and we are subject to the FCC’s jurisdiction over customer complaints regarding our communications services.

In 2002, a coalition of consumer-protection advocates and PUCs asked the FCC to require non-dominant IXCs to give at least 30 days advance written notice to their presubscribed customers of any material change to the rates, terms or conditions of a carrier-customer agreement. The coalition argued that since detariffing took effect, customer agreements generally offered by large long-distance carriers reserve for the carriers the right to unilaterally change rates, terms and conditions at any time, thereby preventing consumers from making informed decisions regarding the terms under which they acquire service from carriers. To date, the FCC has not instituted such a proceeding. If adopted, such requirements could constrain our ability to modify our rates, terms and conditions in response to competitive market pressures.

Universal Service.   Section 254 of the Communications Act and the FCC’s implementing rules require all communications carriers providing interstate or international communications services to periodically contribute to the Universal Service Fund, or USF. The USF supports four programs administered by the Universal Service Administrative Company with oversight from the FCC: (i) communications and information services for schools and libraries, (ii) communications and information services for rural health care providers, (iii) basic telephone service in regions characterized by high communications costs or low income levels, and (iv) interstate common line support. Periodic USF contribution requirements currently are measured and assessed based on the total subsidy funding needs and each contributor’s percentage of the total of certain interstate and international end user communications revenues reported to the FCC by all communications carriers. We measure and report our revenues in accordance with rules adopted by the FCC. The contribution rate factors are calculated and revised quarterly and we are billed for our contribution requirements each month based on projected interstate and international end-user communications revenues, subject to periodic true up.

USF contributions may be passed through to consumers on an equitable and nondiscriminatory basis either as a component of the rate charged for communications services or as a separately invoiced line item. Since April 1, 2003, communications carriers have been prohibited from using a separate line item on invoices to identify as a recovery of USF contributions amounts that exceed the rate of actual USF contributions.

A proceeding pending before the FCC has the potential to significantly alter our USF contribution obligations. The FCC is considering changing the basis upon which our USF contributions are determined from a revenue percentage measurement to a connection or telephone number measurement. Adoption of this proposal could have a material adverse affect on our costs, our ability to separately list USF contributions on end-user bills, and our ability to collect these fees from our customers.

The application and effect of changes to the USF contribution requirements and similar state requirements on the communications industry generally and on certain of our business activities cannot be predicted. If our collection procedures result in over collection, we could be required to make reimbursements of such over collection and be subject to penalty, which could have a material adverse affect on our business, financial condition and results of operations. If a federal or state regulatory body determines that we have incorrectly calculated or remitted any USF contribution, we could be subject to the assessment and collection of past due remittances as well as interest and penalties thereon. We do not receive any revenues from the USF.

Telephone Numbering.   The FCC oversees the administration and the assignment of local telephone numbers, an important asset to voice carriers, by NeuStar, Inc., in its capacity as North American Numbering Plan Administrator. Extensive FCC regulations govern telephone numbering, area code designation, and dialing procedures. Since 1996, the FCC has permitted businesses and residential customers to retain their telephone numbers when changing local telephone companies, referred to as local number portability. The availability of number portability is important to competitive carriers like us, because customers, especially businesses, may be less likely to switch to a competitive carrier if they cannot retain their existing telephone numbers.

The FCC and PUCs work with industry groups and companies to address potential problems stemming from the depletion in certain markets of the pool of telephone numbers which communications service providers make available to their customers. If a sufficient amount of telephone numbers is not available to us in a market, our operations in that market may be adversely affected or we may be unable to enter that market until sufficient numbers become available. Consolidation among operating CLECs appears to have reduced, at least in the short term, the demand for new blocks of telephone numbers and the risk of telephone number depletion.

Slamming.   A customer’s choice of local or long distance communications company is encoded in the customer’s record, which is used to route the customer’s calls so that the customer is served and billed by the desired company. A customer may change service providers at any time, but the FCC and some states regulate this process and require that specific procedures be followed. Slamming occurs when these specific procedures are not followed, such as when a customer’s service provider is changed without proper authorization or as a result of fraud. The FCC has levied substantial fines for slamming. The risk of financial damage, in the form of fines, penalties and legal fees and costs and to business reputation from slamming is significant. We maintain internal procedures designed to ensure that our new subscribers are switched to us and billed in accordance with federal and state regulations. Because of the volume of service orders that we may process, it is possible that some carrier changes inadvertently may be processed without authorization. Therefore, we cannot guarantee that we will not be subject to slamming complaints in the future.

Communications Assistance for Law Enforcement Act.   The Communications Assistance for Law Enforcement Act, or CALEA, requires communications providers to provide law enforcement officials with call content and call identifying information under a valid electronic surveillance warrant, and to reserve a sufficient number of circuits for use by law enforcement officials in executing court-authorized electronic surveillance. Because we provide facilities-based services, we incur costs in meeting these requirements. Noncompliance with these requirements could result in substantial fines. Although we will attempt to comply, we cannot assure that we would not be subject to a fine in the future.

Network Information.   FCC rules protect the privacy of certain information about customers that communications carriers, including us, acquire in the course of providing communications services. Such protected information, known as Customer Proprietary Network Information, or CPNI, includes information related to the quantity, technological configuration, type, destination and the amount of use of a communications service. The FCC’s initial CPNI rules prevented a carrier from using CPNI to market certain services without the express approval of the affected customer, referred to as an opt-in approach. In July 2002, the FCC revised its opt-in rules in a manner that limits our ability to use the CPNI of our subscribers without first engaging in extensive customer service processes and record keeping. We use our subscribers’ CPNI in accordance with applicable regulatory requirements. However, if a federal or state regulatory body determines that we have implemented those guidelines incorrectly, we could be subject to fines or penalties. In addition, correcting our internal customer systems and CPNI processes could generate significant administrative expenses.

Regulation of Internet Service Providers and VoIP.   To date, the FCC has treated Internet service providers, or ISPs, as enhanced service providers exempt from federal and state regulations governing common carriers, including the obligation to pay access charges and contribute to the USF. Nevertheless, regulations governing the disclosure of confidential communications, copyright, excise tax and other requirements may apply to our Internet access services. In addition, Congress has passed a number of laws that concern the Internet and Internet users. Generally, these laws limit the potential liability of ISPs and hosting companies that do not knowingly engage in unlawful activity. We expect that Congress will consider this year a variety of bills, some of which, if signed into law, could impose obligations on us to monitor the Internet activities of our customers.

Where communications service providers have offered enhanced services in addition to their communications services, the FCC and PUCs generally have exempted the enhanced service component and its associated revenue from legacy communications regulations. Some of the services we provide are enhanced services. Future and pending FCC and state proceedings may significantly affect our provision of enhanced services.

The use of the public Internet and private Internet protocol networks to provide voice communications services, including voice-over-Internet protocol, or VoIP, is a relatively recent market development. The provision of such services is largely unregulated within the United States. In a 1998 Report to Congress, the FCC declined to conclude that IP telephony services constitute telecommunications services and stated that it would undertake a subsequent examination of whether certain forms of phone-to-phone Internet telephony are information services or telecommunications services. The FCC indicated that, in the future, it would consider the extent to which phone-to-phone Internet telephony providers could be considered telecommunications carriers such that they could be subject to regulations governing traditional telephone companies. The FCC also stated that, although it did not have a sufficient record upon which to make a definitive ruling, the record suggested that, to the extent that certain forms of phone-to-phone IP telephony appear to possess the same characteristics as traditional communications services and to the extent the providers of those services utilize circuit-switched access in the same manner as IXCs, the FCC may find it reasonable to require that IP telephony providers pay similar access charges. The FCC recognized, however, that it should consider forbearing from imposing rules that would apply to phone-to-phone Internet telephony providers if they were classified as telecommunications carriers. To date, the FCC has not imposed regulatory surcharges or traditional common carrier regulation upon providers of Internet communications services.

Several pending FCC proceedings will affect the regulatory status of Internet telephony. On February 12, 2004, the FCC adopted a notice of proposed rulemaking to address, in a comprehensive manner, the future regulation of services and applications making use of Internet protocol, including VoIP. In the absence of federal legislation, we expect that through this proceeding the FCC will resolve certain regulatory issues relating to VoIP services and develop a regulatory framework that is unique to IP telephony providers or that subjects VoIP providers to minimal regulatory requirements. We cannot predict when the FCC may take such actions. The FCC may determine that certain types of Internet telephony should be regulated like basic interstate communications services, rendering VoIP calls subject to the access charge regime that permits local telephone companies to charge long distance carriers for the use of the local telephone networks to originate and terminate long-distance calls, generally on a per minute basis. The FCC also may conclude that Internet telephony providers should contribute to the USF. The FCC’s pending review of intercarrier compensation policies (discussed above) also may have an adverse impact on enhanced service providers.

In a series of decisions issued in 2004, the FCC clarified that the FCC, not the state PUCs, has jurisdiction to decide the regulatory status of IP-enabled services, including VoIP. Most recently, on November 12, 2004, in response to a request by Vonage Holdings Corp. (Vonage), a VoIP services provider, the FCC issued an order preempting traditional telephone company regulation of VoIP service by the Minnesota PUC, finding that the service cannot be separated into interstate and intrastate communications without negating federal rules and policies. In September 2003, the Minnesota PUC issued an order requiring Vonage to comply with Minnesota laws that regulate telephone companies. That order was appealed to the U.S. District Court for the District of Minnesota, which enjoined enforcement of the order pending action by the FCC on Vonage’s request for preemption. Earlier this year, the federal Court of Appeals for the Eighth Circuit upheld the injunction.

On October 18, 2002, AT&T filed a petition with the FCC seeking a declaratory ruling that would prevent ILECs from imposing traditional circuit-switched access charges on phone-to-phone IP services. In April 2004, the FCC issued an order concluding that, under current rules, AT&T’s phone-to-phone IP telephony service is a telecommunications service upon which interstate access charges may be assessed. AT&T’s service consists of an interexchange call initiated by an end user who dials 1 + the called number from a regular telephone. When the call reaches AT&T’s network, AT&T converts it into an IP format and transports it over AT&T’s Internet backbone. AT&T then converts the call back from the IP format and delivers it to the called party through local exchange carrier local business lines. This decision is thus limited to interexchange service that: (1) uses ordinary customer premises equipment with no enhanced functionality; (2) originates and terminates on the public switched telephone network; and (3) undergoes no net protocol conversion and provides no enhanced functionality to end users due to the provider’s use of IP technology. The FCC made no determination regarding retroactive application of its ruling, and stated that the decision does not preclude it from adopting a different approach when it resolves the IP-Enabled Services or Intercarrier Compensation rulemaking proceedings.

On February 5, 2003, pulver.com filed a petition with the FCC seeking a declaratory ruling that its Free World Dialup service, which facilitates point-to-point broadband Internet protocol voice communications, is neither telecommunications nor a telecommunications service as these terms are defined in the Communications Act. The FCC granted the pulver.com petition on February 12, 2004, establishing that Free World Dialup is an information service, as defined in the Communications Act. The FCC limited this finding to VoIP services that, like Free World Dialup, exist solely as an Internet application, similar to electronic mail and instant messaging, and which do not rely on the public switched telephone network. Information services are subject to federal regulatory authority, but may not be regulated by state authorities.

On December 23, 2003, Level 3 Communications LLC filed a petition asking the FCC to forbear from applying interstate and intrastate access charges to VoIP communications. The FCC issued a Public Notice in January 2004 seeking comment on the petition but has not yet issued a decision.

Other aspects of VoIP and Internet telephony services, such as regulations relating to the confidentiality of data and communications, copyright issues, taxation of services, licensing and 911 emergency access, may be subject to federal or state regulation. For instance, in 2002 the FCC undertook an examination of whether emergency 911 requirements should be extended to packet-based networks and services. Similarly, changes in the legal and regulatory environment relating to the Internet connectivity market, including regulatory changes that affect communications costs or that may increase the likelihood of competition from RBOCs or other communications companies could increase our costs of providing service.

Calling Cards.   On February 23, 2005, the FCC found that AT&T Corp. unlawfully avoided paying millions of dollars of universal service contributions and other fees related to a long-distance calling card service marketed by the company. The FCC rejected an assertion by AT&T that its practice of inserting advertisements in the calling card service transformed it into an unregulated “information service” not subject to universal service assessments. The advertisements are incidental to the underlying telecommunications service offered to the cardholder, the FCC found, and do not change the regulatory status of the service. The FCC ordered AT&T to file revised universal service contributions forms for the entire period that AT&T has provided its calling card service. In its November 2004 filings with the Securities and Exchange Commission, AT&T reported that it had avoided $160 million in universal service contributions on the card since 1999. The FCC also rejected AT&T’s assertion that calls made within a state should not be subject to intrastate access charges. AT&T said the calls are exempt because they are routed through AT&T’s out-of-state switching platform. The FCC generally determines the jurisdiction of a call by its endpoints; calls that originate and terminate in the same state are considered jurisdictionally intrastate. The FCC also initiated a rulemaking to address comprehensively the appropriate regulatory regime for all calling cards. We offer calling card services to our customers. We have taken our calling card revenues into account in calculating our universal service contributions and do not believe that the FCC’s determinations in the AT&T decision affects us. We think it is unlikely, but we cannot be certain, that the announced rulemaking will result in any detrimental changes to our accounting treatment for those services.

Taxes and Regulatory Fees.   We are subject to numerous local, state and federal taxes and regulatory fees, including but not limited to a three percent federal excise tax on communications service, FCC regulatory fees and public utility commission regulatory fees. We have procedures in place to ensure that we properly collect taxes and fees from our customers and remit such taxes and fees to the appropriate entity pursuant to applicable law and/or regulation. If our collection procedures prove to be insufficient or if a taxing or regulatory authority determines that our remittances were inadequate, we could be required to make additional payments, which could have a material adverse effect on our business.

On July 2, 2004, the Internal Revenue Service issued an advance notice of proposed rulemaking asking for public comment on expanding the current three percent excise tax to new communications services, such as VoIP and other IP-based services, applications, and technologies, to reflect changes in technology. The comment period expired September 30, 2004. We cannot predict the outcome of this proceeding on our business.

State Regulation

The Communications Act maintains the authority of individual states to impose their own regulation of rates, terms and conditions of intrastate services, so long as such regulation is not inconsistent with the requirements of federal law or has not been preempted. Because we provide communications services that originate and terminate within individual states, including both local service and in-state long distance toll calls, we are subject to the jurisdiction of the PUC and other regulators in each state in which we provide such services. For instance, we must obtain a Certificate of Public Convenience and Necessity, or CPCN, or similar authorization before we may commence the provision of communications services in a state. We have obtained CPCNs to provide facilities-based or resold competitive local and interexchange service in Arizona, Colorado, Minnesota, Nevada, Oregon, Utah and Washington. We recently received authorization to provide local and long distance telephone service in Texas and California. There can be no guarantee that we will receive authorizations we may seek in other states in the future. As our local service business expands, we may offer additional intrastate services and may become subject to additional state regulations.

In addition to requiring certification, state regulatory authorities may impose tariff and filing requirements and obligations to contribute to state universal service and other funds. State commissions also have jurisdiction to approve negotiated rates, and to establish rates through arbitration, for interconnection, including rates for UNEs. Changes in rates for UNEs could have a material adverse effect on our business.

We also are subject to state laws and regulations regarding slamming, cramming, and other consumer protection and disclosure regulations. These rules could substantially increase the cost of doing business in any particular state. State commissions have issued or proposed substantial fines against CLECs for slamming or cramming. The risk of financial damage, in the form of fines, penalties and legal fees and costs and to business reputation from slamming is significant. A slamming complaint before a state commission could generate substantial litigation expenses. In addition, state law enforcement authorities may use their consumer protection authority against us if we fail to meet applicable state law requirements.

States also retain the right to sanction a service provider or to revoke certification if a service provider violates relevant laws or regulations. If any regulatory agency were to conclude that we are or were providing intrastate services without the appropriate authority, the agency could initiate enforcement actions, which could include the imposition of fines, a requirement to disgorge revenues, or refusal to grant regulatory authority necessary for the future provision of intrastate services.

We may be subject to requirements in some states to obtain prior approval for, or notify the state commission of, any transfers of control, sales of assets, corporate reorganizations, issuance of stock or debt instruments and related transactions. Although we believe such authorizations could be obtained in due course, there can be no assurance that state commissions would grant us authority to complete any of these transactions, or that such authority would be granted on a timely basis.

Rates for intrastate switched access services, which we provide to long-distance companies to originate and terminate in-state toll calls, are subject to the jurisdiction of the state in which the call originated and/or terminated. Such regulation by states could have a material adverse affect on our revenues and business opportunities within that state. PUCs also regulate the rates ILECs charge for interconnection of network elements with, and resale of, services by competitors. In response to the USTA II decision and the FCC’s ongoing TRO proceedings, some state commissions have continued proceedings to address issues affecting the rates, terms and conditions of intrastate services while other states suspended or terminated their proceedings. Any such proceedings may affect the rates, terms, and conditions contained in our interconnection agreements. The pricing, terms and conditions under which the ILEC in each of the states in which we currently operate offers such services may preclude our ability to offer a competitively viable and profitable product within these and other states on a going forward basis.

State governments and regulators may attempt to assert jurisdiction over the provision of intrastate IP communications services. Various state regulatory authorities already have initiated proceedings to examine the regulatory status of Internet telephony services. While most PUCs have not indicated an intention to impose traditional communications regulatory requirements on IP telephony, some PUCs have issued rulings that may be interpreted differently. For instance, a state court in Colorado has ruled that the use of the Internet to provide certain intrastate services does not exempt an entity from paying intrastate access charges. Prior to imposing regulatory burdens on VoIP providers, however, the Colorado PUC opened a docket to investigate whether it has jurisdiction to regulate VoIP services. Any such state proceedings will be affected by the FCC’s IP Telephony rulemaking proceeding, in which the FCC is considering the extent to which conflicting state regulation of IP telephony is preempted.

State legislatures and state PUCs also regulate, to varying degrees, the terms and conditions upon which our competitors conduct their retail businesses. In general, state regulation of RBOC retail offerings is greater than the level of regulation applicable to CLECs. Qwest, SBC and Verizon either have obtained or are actively seeking some level of deregulation, either through amendment of state law or through proceedings before state PUCs. We cannot predict whether these efforts will materially affect our business.

Local Regulation

In some municipalities where we have installed facilities, we are required to pay license or franchise fees based on a percentage of our revenue generated from within the municipal boundaries. We cannot guarantee that fees will remain at their current levels following the expiration of existing franchises or that other local jurisdictions will not impose similar fees.

Other Domestic Regulation

We are subject to a variety of federal, state, and local environmental, safety and health laws, and regulations governing matters such as the generation, storage, handling, use, and transportation of hazardous materials, the emission and discharge of hazardous materials into the atmosphere, the emission of electromagnetic radiation, the protection of wetlands, historic sites, and endangered species and the health and safety of employees. We also may be subject to laws requiring the investigation and cleanup of contamination at sites it owns or operates or at third-party waste disposal sites. Such laws often impose liability even if the owner or operator did not know of, or was not responsible for, the contamination.

We operate numerous sites in connection with our operations. We are not aware of any liability or alleged liability at any operated sites or third-party waste disposal sites that would be expected to have a material adverse effect on us. Although we monitor our compliance with environmental, safety and health laws and regulations, we cannot give assurances that it has been or will be in complete compliance with these laws and regulations. We may be subject to fines or other sanctions by federal, state and local governmental authorities if we fail to obtain required permits or violate applicable laws and regulations.

Available Information

Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on 8-K, and amendments to those reports filed or furnished to the Securities Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our website (www.eschelon.com) as soon as reasonably practicable after we electronically file the material with, or furnish it to, the Securities Exchange Commission.

Item 2.                        Properties.

We are headquartered in Minneapolis, Minnesota and conduct our principal operations in Minnesota, Washington, Oregon, Colorado, Arizona, Utah, Nevada and California.

We do not own any of our facilities. The table below lists our leased facilities as of February 28, 2005.

Location	Lease Expiration	Square Footage	Purpose
Minneapolis, MN	November 30, 2012	95,037	Main Office
Minneapolis, MN	April 15, 2009	17,342	Switch Facility/NOC
Minneapolis, MN	June 30, 2005	4,887	Data Switch Facility
Golden Valley, MN	January 31, 2007	33,246	Office/Warehouse
Phoenix, AZ	May 15, 2010	5,545	Switch Facility
Phoenix, AZ	February 1, 2009	9,391	Office
Santa Rosa, CA	April 30, 2014	8,278	Switch Facility/NOC
Santa Rosa, CA	August 1, 2007	10,500	Office
Denver, CO	January 31, 2011	6,000	Switch Facility
Wheatridge, CO	June 15, 2005	9,000	Office/Warehouse
Wheatridge, CO	November 30, 2006	9,514	Office/Warehouse
Greenwood Village, CO	January 31, 2009	3,965	Office
Reno, NV	July 31, 2006	1,443	Office
Reno, NV	June 1, 2011	6,053	Switch Facility
Reno, NV	July 31, 2009	8,778	Switch Facility/Office
Portland, OR	February 28, 2006	9,760	Switch Facility
Portland, OR	December 31, 2009	7,028	Switch Facility
Portland, OR	June 30, 2008	15,033	Office/Warehouse
Salem, OR	May 14, 2005(1)	1,800	Office

Salem, OR	April 30, 2009	7,997	Switch Facility
Salem, OR	April 30, 2005(2)	30,000	Office
Salem, OR	April 30, 2006	13,695	Office
Eugene, OR	December 31, 2006	1,950	Office
Salt Lake City, UT	January 31, 2010	6,744	Switch Facility
Murray, UT	May 14, 2005	7,855	Office
Murray, UT	June 14, 2005	1,229	Office
Murray, UT	June 14, 2005	1,363	Warehouse
Yakima, WA	September 30, 2014	5,750	Switch Facility/Office
Everett, WA	September 15, 2010	16,000	Switch Facility/Office
Seattle, WA	December 31, 2009	12,645	Switch Facility
Tukwila, WA	August 31, 2009	18,803	Office/Warehouse
Tacoma, WA	January 31, 2009	11,373	Switch Facility/Office
Tacoma, WA	July 31, 2009	3,332	Office

(1)          Will not be renewed.

(2)          When this lease expires, it will be replaced with the next lease listed.

We believe that the facilities used in our operations are suitable for their respective uses and adequate to meet our current needs. We are taking steps to consolidate or downsize office and switch facilities where we have overlap as a result of the ATI Acquisition.

Item 3.                        Legal Proceedings.

Global Crossing Bandwidth, Inc., our provider of long distance services, filed a suit against us in February 2005 in the federal district court for the Western District of New York. The suit alleges that we owe approximately $8.4 million in unpaid pre-subscribed inter-exchange carrier charges (“PICC”). We believe that we have a strong defense to Global Crossing’s claim for PICC charges and we intend to vigorously defend against the suit. We are unable to predict the outcome of this litigation and Global Crossing’s actions during the litigation process.

On August 2, 2004, a Nevada state court entered a judgment against us for intentionally interfering with a former salesperson’s economic relationship with his new employer in the amount of $376,000 plus costs. We had reason to believe the former employee was violating his non-solicitation agreement with us. On August 30, 2004, we appealed the judgment because, among other reasons, the jury was not instructed to consider whether we were justified in informing the new employer of the agreement and our intent to enforce it. We recently settled this case, agreeing to pay a total of $300,000 in three annual installments.

In October 2004, a former employee filed a suit against us in federal district court in Minnesota alleging that in terminating his employment we violated the federal Age Discrimination in Employment Act and the Minnesota Human Rights Act. We rejected an offer from the plaintiff to settle his claims in return for a payment of $250,000, because we do not believe his claims have any merit. We intend to vigorously defend against these claims, but we cannot predict the outcome of the lawsuit.

We are a party to several complaint proceedings against Qwest filed with the Arizona, Colorado, Minnesota and Washington PUCs and two federal court lawsuits involving Qwest. The Minnesota PUC ordered Qwest to pay us $500,000 as a refund of overcharges related to enhanced extended loops and we received the refund. The Federal District Court in Minnesota recently denied Qwest’s appeal of the Minnesota PUC’s UNE Cost Order. Qwest then appealed to the Federal Court of Appeals. If Qwest is successful, our UNE rates in Minnesota could increase. We have appealed the unfavorable decision by the

Minnesota PUC regarding our request for a refund from Qwest for overcharges for our Minnesota collocations. The Minnesota PUC, the Colorado PUC, and the Arizona Corporation Commission recently granted, and the Washington PUC denied in part and granted in part, our complaints regarding retroactive application of certain favorable UNE rates. Qwest has not appealed these decisions.

We have reached a settlement with Qwest that resolves the following matters on mutually acceptable terms: our appeal of the unfavorable decision by the Minnesota PUC for Qwest’s withholding of Direct Measures of Quality, or DMOQ, billing credits from us; our appeal of the Washington State District Court decision upholding the PUC’s decision that denied in part our complaint regarding retroactive application of certain favorable UNE rates; and our lawsuit against Qwest in the United States District Court, Western District of Washington regarding the financial harm we have suffered as a result of Qwest’s violations of our interconnection agreements by failing to provide accurate records relating to interstate and intrastate long distance calls, failing to develop an unbundled network platform and failing to make DSL available for resale.

Investigations are ongoing in Arizona, Oregon and Colorado relating to the alleged failure of Qwest and several CLECs, including us, to submit interconnection agreements for approval by state regulatory agencies. We cannot predict the outcome of the Arizona, Colorado or Oregon investigations or the effect that any corresponding regulatory actions may have on our business. A similar investigation by the Minnesota PUC resulted in no direct penalties against us while the Washington Commission approved a settlement under which we paid $25,000 and provided testimony in return for dismissal of the case against us.

The Minnesota Department of Commerce has filed a complaint with the Minnesota PUC concerning agreements that CLECs, including us, have with certain interexchange carriers for pricing access services. They have asserted that the agreements are unlawfully discriminatory and required to be filed. We cannot predict the outcome of this proceeding or its effect on our business.

We have disputed the amount of a bond that we are required to post with the Arizona Corporation Commission. The Arizona Corporation Commission recently ruled to reduce our bond to $235,000 rather than the $400,000 bond currently posted. However, future proceedings could result in a substantial increase in the bond, depending on Commission decisions on its policies concerning bond requirements.

We cannot predict the outcome of any of these proceedings or their effect on our business. We are party from time to time to other ordinary course disputes which we do not believe to be material.

Item 4.                        Submission of Matters to a Vote of Security Holders.

On October 12, 2004, the holders of the holders of greater than (1) 60% of the issued and outstanding shares of Series A Preferred Stock and (2) a majority of all of the issued and outstanding capital stock of the Company on an as converted and combined basis, acting by written consent, approved the acquisition of ATI. Notice of the written consent was provided to the non-consenting stockholders in accordance with Delaware law.

On December 23, 2004, the holders of the holders of greater than (1) 60% of the issued and outstanding shares of Series A Preferred Stock and (2) a majority of all of the issued and outstanding capital stock of the Company on an as converted and combined basis, acting by written consent, approved the adoption of the Company’s Sixth Amended and Restated Certificate of Incorporation and approved the Series B financing transaction. Notice of the written consent was provided to the non-consenting stockholders in accordance with Delaware law.

Part II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is not publicly traded. As of December 31, 2004, there were 164 holders of record of our common stock. See Item 12, Security Ownership of Certain Beneficial Owners and Management, for a discussion of the ownership of our company. We have not declared any cash dividends on our common stock and do not intend to pay cash dividends for the foreseeable future. Our outstanding notes restrict our ability to pay dividends on our capital stock.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	10,105,574	$0.06	983,067
Equity compensation plans not approved by security holders	—	—	—
Total	10,105,574	$0.06	983,067

Upon the exercise of options, 160,575 common shares were issued in 2004. The proceeds were used for general corporate purposes. In May 2004, 140,365 common shares, valued at $0.10 per share, were issued to certain members of our Board of Directors as compensation for service on our Board of Directors. These transactions were exempt under Rule 701 of Section 4(2) of the Securities Act.

In November 2004, Eschelon Operating Company (a wholly owned subsidiary) issued $65 million principal amount at maturity of 8 3/8% Senior Second Secured Notes due 2010 at a discount resulting in a 14% yield. Jefferies & Company, Inc. was the joint book-running manager for the transaction. The notes were priced at 79.000% of the principal amount and the gross proceeds were $51.350 million. We offered these notes to qualified institutional buyers as defined in Rule 144A under the Securities Act, to persons outside the United States under Regulation S of the Securities Act and to a limited number of institutional accredited investors within the meaning of Rule 501 (a) (1), (2), (3) or (7) of the Securities Act. Subsequent to the end of the period covered by this Report, we engaged in an exchange offer with the holders of the notes whereby the notes were exchanged for a like principal amount of registered 8 3/8% Senior Second Secured Notes due 2010 which was completed on March 24, 2005. On December 30, 2004, our equity sponsors purchased 20.0 million shares of new convertible preferred stock for net cash proceeds of $15.0 million pursuant to Section 4(2) of the Securities Act. We used $45.5 million of the proceeds from our offerings to complete the ATI Acquisition, $5.1 million to redeem 6,780,541 shares of our Series A convertible preferred stock held by NTFC Capital Corporation, $3.7 million to pay fees related to our notes offering and $12.1 million for general corporate purposes.

Item 6.                        Selected Financial Data.

The following tables set forth our selected consolidated financial and other data for the periods indicated. The selected consolidated financial data as of December 31, 2003 and 2004 and for the years ended December 31, 2002, 2003 and 2004 have been derived from the audited consolidated financial statements and notes to consolidated financial statements included elsewhere in this report. The selected consolidated financial data as of December 31, 2000, 2001 and 2002 and for the years ended December 31,

2000 and 2001 were derived from the audited consolidated financial statements and notes to consolidated financial statements not included herein. The following financial information is qualified by reference to and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes to consolidated financial statements included elsewhere in this report. Results for 2004 exclude the results of ATI except for the Balance Sheet Data. All dollar amounts are in thousands of dollars, except per share amounts.

	Year Ended December 31,
	2000	2001	2002	2003	2004
Statements of operations data:
Revenue:
Network services	$36,111	$72,773	$96,209	$115,482	$131,780
BTS	24,330	25,837	25,659	25,614	26,316
Total revenue	60,441	98,610	121,868	141,096	158,096
Cost of revenue:
Network services	25,769	40,320	39,493	45,037	47,354
BTS	15,048	16,190	16,053	15,784	15,979
Total cost of revenue	40,817	56,510	55,546	60,821	63,333
Gross profit:
Network services	10,342	32,453	56,716	70,445	84,426
BTS	9,282	9,647	9,606	9,830	10,337
Total gross profit	19,624	42,100	66,322	80,275	94,763
Operating expenses:
Sales, general and administrative	54,660	55,960	68,920	66,252	69,255
Depreciation and amortization	9,061	28,307	25,261	30,099	31,105
Total operating expenses	63,721	84,267	94,181	96,351	100,360
Operating loss	(44,097)	(42,167)	(27,859)	(16,076)	(5,597)
Other income (expense)(1)	(8,547)	(11,535)	48,052	(1,102)	6,712
Income (loss) before income taxes(1)	(52,644)	(53,702)	20,193	(17,178)	1,115
Income taxes	—	(14)	(50)	(28)	(4)
Net income (loss)(1)	(52,644)	(53,716)	20,143	(17,206)	1,111
Less preferred stock dividends and premium paid on redemption of preferred stock	(7,741)	(9,890)	(2,701)	(3,426)	(4,292)
Net income (loss) applicable to common stockholders	$(60,385)	$(63,606)	$17,442	$(20,632)	$(3,181)
Per share amounts (basic and diluted): Net income (loss)	$(41.43)	$(39.75)	$10.90	$(5.21)	$(0.82)
Other financial data:
Capital expenditures(2)	$87,436	$38,684	$23,175	$26,466	$30,771
Cash flows provided by (used in) operating activities	(31,519)	(37,116)	(2,888)	16,688	25,393
Cash flows provided by (used in) investing activities	(85,622)	(36,468)	(23,020)	(25,008)	(78,334)
Cash flows provided by (used in) financing activities	139,829	30,471	31,593	(2,807)	70,770

	As of and for the Year Ended December 31,
	2000	2001	2002	2003	2004
Operating data:
Voice access lines in service(3)	65,117	98,922	133,908	156,165	173,492
Data access lines in service(3)	5,191	12,217	24,657	50,256	76,861
Total access lines in service(3)	70,308	111,139	158,565	206,421	250,353
Markets in operation	12	12	12	12	12
Percent of new access lines installed on-net	22%	61%	77%	87%	92%
Percent of total access lines on-net	31%	50%	63%	74%	81%
Average monthly churn(4)	1.63%	2.01%	1.87%	1.60%	1.48%
Total full-time equivalent employees	833	934	918	888	924
Quota-carrying network services sales people	183	176	164	139	167
Quota-carrying BTS sales people	40	47	35	36	33
Total quota-carrying sales people	223	223	199	175	200

	As of December 31,
	2000	2001	2002	2003	2004
Balance sheet data:
Cash, cash equivalents, restricted cash and available-for-sale securities	$57,161	$14,048	$19,733	$8,606	$33,351
Property and equipment, net	81,532	95,719	91,296	86,777	102,849
Total assets	193,013	170,370	169,133	153,721	237,119
Total debt, including current portion	107,837	140,321	88,625	87,822	142,231
Net debt(5)	50,676	126,273	68,892	79,216	108,880
Total stockholders’ equity (deficit)	55,880	3,332	15,542	(5,071)	(8,180)

(1)          In June 2002, we entered into a negotiated debt restructuring, which included the reduction of outstanding debt under our senior secured credit facility from $139,293 to $57,062. In the restructuring, certain lenders with outstanding principal and interest due of $65,778 chose to receive $12,229 in cash to cancel all liabilities, as a result of which we recorded a pre-tax gain of $53,549. In accordance with SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings,” a portion of the reduction in the amount outstanding could not be immediately recognized as a gain, but instead would be recognized as a reduction to interest expense over the term of the new credit facility. As of December 31, 2003, $21,871 of excess carrying value had yet to be recognized as a reduction in interest expense. In March 2004, we paid off our senior secured credit facility resulting in a pretax gain of $18,195, which represented the remaining excess carrying value as of the payoff date.

(2)          Capital expenditures are the sum total of purchases of property and equipment including equipment purchased under a capital lease and cash paid for customer installation costs.

(3)          Each access line and access line equivalent is equal to one 64 kilobit customer line that is active and being billed. Unused capacity on T1 circuits is not included in our line count.

(4)          Average monthly churn is the total access lines disconnected for the month as a percentage of total access lines in service at the end of the month.

(5)          Net debt consists of total debt less cash, cash equivalents, restricted cash and available-for-sale securities.

Selected Quarterly Financial Data (Unaudited. In thousands, except per share information)

	2004
	For the Three Months Ended
	March 31	June 30	September 30	December 31	Total Year
Total revenue	$38,196	$39,151	$40,562	$40,187	$158,096
Total gross profit	22,768	23,741	24,521	23,733	94,763
Income (loss) before income taxes	14,283	(3,377)	(4,325)	(5,466)	1,115
Net income (loss)	14,283	(3,377)	(4,329)	(5,466)	1,111
Net income (loss) per share—basic	3.70	(1.09)	(1.30)	(1.56)	(0.82)
Net income (loss) per share—diluted	0.19	(1.09)	(1.30)	(1.56)	(0.82)

	2003
	For the Three Months Ended
	March 31	June 30	September 30	December 31	Total Year
Total revenue	$31,914	$35,405	$36,573	$37,204	$141,096
Total gross profit	17,882	20,032	20,567	21,794	80,275
Income (loss) before income taxes	(5,624)	(4,601)	(3,687)	(3,266)	(17,178)
Net income (loss)	(5,624)	(4,601)	(3,715)	(3,266)	(17,206)
Net income (loss) per share—basic	(2.70)	(1.76)	(1.43)	(1.27)	(5.21)
Net income (loss) per share—diluted	(2.70)	(1.76)	(1.43)	(1.27)	(5.21)

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the “Selected Financial Data” and the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere in this annual report. Certain information contained in the discussion and analysis set forth below and elsewhere in this annual report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risk and uncertainties. In evaluating such statements, you should specifically consider the various factors identified in this prospectus that could cause results to differ materially from those expressed in such forward-looking statements, including matters set forth in the section entitled “Risk Factors.”

Overview

We are a leading facilities-based provider of integrated voice and data communications services to small and medium-sized businesses in 19 markets in the western United States. Our voice and data services, which we refer to as network services, include local dial tone, long distance, enhanced voice features and dedicated Internet access services. We also sell, install and maintain business telephone and data systems and equipment, which we call BTS. We provide these products and services individually or in customized packages to address our customers’ need for a fully-outsourced voice and data network solution.

Early in our development we expanded into new markets generally through acquisitions of BTS companies that we have augmented with our network services capabilities. In 1996, we acquired Cady Communications, an established Minneapolis business telephone systems company and expanded the business with network capability through Centrex resale. We expanded into the Denver, Portland, Seattle and Salt Lake City markets through similar acquisitions of BTS companies between 1996 and 2001. On December 31, 2004, we closed on the ATI Acquisition adding a presence in California. The following discussion of results of operations does not incorporate any of ATI’s financial results. While we continue to evaluate strategic acquisitions, our focus remains on growing market share in our existing markets and increasing profitability.

Key Components of Results of Operations

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

Network services revenue is recognized in the month the services are used. In the case of local service revenue, local services charges are billed in advance but accrued for and recognized on a prorated basis based on length of service in any given month. Long distance and access charges are billed in arrears but accrued based on monthly average usage. We do not receive any revenues from reciprocal compensation due to our bill-and-keep arrangement with Qwest nor do we have any wholesale revenue other than access revenue. For the year ended December 31, 2004, carrier access revenue represented 7.7% of our total revenue.

BTS revenue consists of revenue from both the sale of telephone equipment and the servicing of telephone equipment systems. Telephone equipment revenue is recognized upon delivery and acceptance by the customer. Service revenue is recognized upon completion of service or, in the case of maintenance agreements, is spread equally over the life of the maintenance contract.

Cost of revenue.   Our network services cost of revenue consists primarily of the cost of operating and maintaining our network facilities. The network components for our facilities-based business include the cost of:

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

•       signaling system network connectivity; and

•       leasing our ATM backbone network.

The costs to lease local loops, digital T1 lines and high capacity digital interoffice facilities from the ILECs varies by carrier and by state and are regulated under federal and state laws. In virtually all areas, we lease local loops, T1 lines and interoffice capacity from the ILECs. We lease interoffice facilities from carriers other than the ILEC where possible in order to lower costs and improve network redundancy. However, in most cases, the ILEC is the only source for local loops and T1 lines. We also purchase, on a wholesale or negotiated basis, UNE-P and customized network element packages, or UNE-E, from Qwest and Centrex services from SBC Communications Inc. The rates for UNE-P and Centrex are regulated and established by the various state corporation or utility commissions. The rates for QPP, which replaces UNE-P in 2005, were commercially negotiated and agreed to for three years. As of December 31, 2004 and 2003, excluding ATI, we had 38,735 and 43,107 UNE-P access lines in service, respectively. As of December 31, 2004 and 2003, excluding ATI, we had 7,691 and 8,493 Centrex access lines in service, respectively. The rates for UNE-E were negotiated with Qwest under the terms of a five-year contract that expires December 31, 2005. As of December 31, 2004 and 2003, excluding ATI, we had 1,666 and 1,934 UNE-E access lines in service, respectively.

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

We carefully review all of our vendor invoices and frequently dispute inaccurate or inappropriate charges. Our single largest vendor is Qwest, to whom we paid $25.8 million for the year ended December 31, 2003 and $29.2 million for the year ended December 31, 2004. We frequently pay only undisputed amounts on vendor invoices in order to pay proper amounts owed. We use significant estimates to determine the level of success in dispute resolution and consider past historical experience, basis of dispute, financial status and current relationship with vendors and aging of prior disputes in quantifying our estimates.

We account for all of our network depreciation in depreciation and amortization expense and do not have any depreciation expense in cost of revenue.

Our most significant BTS costs of revenue are the equipment purchased from manufacturers and labor for service and equipment installation. To take advantage of volume purchase discounts, we purchase equipment primarily from three manufacturers. For all BTS installations our policy is to require a 30% deposit before ordering the equipment so our risk of excess inventory or inventory obsolescence is low. BTS cost of revenue also includes salaries and benefits of field technicians as well as vehicle and incidental expenses associated with equipment installation, maintenance and service provisioning.

Sales, General and Administrative.   Sales, general and administrative expenses are comprised primarily of salaries and benefits, bonuses, commissions, occupancy costs, sales and marketing expenses, bad debt, billing and professional services.

Determining our allowance for doubtful accounts receivable requires significant estimates. We consider two primary factors in determining the proper level of the allowance, including historical collections experience and the aging of the accounts receivable portfolio. We perform a rigorous credit review process on each new customer that involves reviewing the customer’s current service provider bill and payment history, matching customers with the National Telecommunications Data Exchange database for delinquent customers and, in some cases, requesting credit reviews through Dun and Bradstreet. For 2002, 2003 and 2004, our bad debt expense as a percentage of revenue was 3.7%, 0.4%, and 0.5%, respectively.

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

As described in Note 1 to the Consolidated Financial Statements, in 2002 we adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Intangible Assets.” SFAS No. 142 provides that goodwill and intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment.

Results of Operations

The following tables set forth financial data as a percentage of total revenue for the years ended December 31, 2002, 2003 and 2004.

	Year Ended December 31,
	2002	2003	2004
Consolidated financial data:
Revenue:
Network services	78.9%	81.8%	83.4%
BTS	21.1%	18.2%	16.6%
Total revenue	100.0%	100.0%	100.0%
Cost of revenue	45.6%	43.1%	40.1%
Total gross profit	54.4%	56.9%	59.9%
Operating expenses:
Sales, general and administrative	56.6%	47.0%	43.8%
Depreciation and amortization	20.7%	21.3%	19.7%
Total operating expenses	77.3%	68.3%	63.5%
Operating loss	(22.9)%	(11.4)%	(3.6)%
Net income (loss)	16.5%	(12.2)%	0.7%
Net income (loss) applicable to common stockholders	14.3%	(14.6)%	(2.0)%

The following table sets forth the cost of revenue and the gross profit as percentages of the related revenue for the periods indicated.

	Year Ended December 31,
	2002	2003	2004
Cost of network services revenue	41.0%	39.0%	35.9%
Cost of BTS revenue	62.6%	61.6%	60.7%
Gross profit from network services revenue	59.0%	61.0%	64.1%
Gross profit from BTS revenue	37.4%	38.4%	39.3%

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenue.   Revenue for the years ended December 31, 2003 and 2004 is as follows:

	Year Ended December 31,
	2003	2004	% Change
Revenue (in millions):
Voice and data services	$84.7	$98.4	16.1%
Long distance	18.7	21.2	13.7
Access	12.1	12.2	0.8
Total network services	115.5	131.8	14.1
Business telephone systems	25.6	26.3	2.7
Total revenue	$141.1	$158.1	12.0%

Network Services.   Network services revenue was $131.8 million for the year ended December 31, 2004, an increase of 14.1% from $115.5 million for the year ended December 31, 2003. The increase in revenue was primarily due to an increase in the average number of voice and data access lines in service. Over the past 12 months the number of voice lines increased by 11.1% to 173,492 lines at December 31, 2004, and the number of data lines increased by 52.9% to 76,861 lines at December 31, 2004. The growth in access lines was partially offset by declines in pre-subscribed interexchange carrier charge (PICC) revenue, access revenue per minute of use and a decline in data revenue per line. The decline in PICC revenue was due to our recently announced dispute with Global Crossing. As a result of that dispute, we elected not to record approximately $0.3 million per month of PICC revenue beginning in November of 2004. Access revenue per minute of use declined as a result of the scheduled FCC reduction of interstate rate levels. Data revenue per line declined due to a combination of customers purchasing more bandwidth at discounted prices and general pricing pressures for data services in our markets. We expect all of the above trends in line growth, PICC revenue, access rates and data revenue per line to continue for the foreseeable future. As we continue to grow, our size and customer line churn will begin to limit our access line growth rate on both an absolute and a percentage basis unless we increase our sales force and expand our geographic territory.

BTS.   BTS revenue was $26.3 million for the year ended December 31, 2004, an increase of 2.7% from $25.6 million for the year ended December 31, 2003 due to a higher level of new system sales in 2004. We cannot predict future trends in capital spending by small and medium-sized business customers.

Cost of Revenue.   Cost of revenue for the years ended December 31, 2003 and 2004 is as follows:

	Year Ended December 31,
	2003	2004	% Change
Cost of revenue (in millions):
Network services	$45.0	$47.3	5.1%
Business telephone systems	15.8	16.0	1.2
Total cost of revenue	$60.8	$63.3	4.1%

Network Services.   Network services cost of revenue was $47.3 million for the year ended December 31, 2004, an increase of 5.1% from $45.0 million for the year ended December 31, 2003. This increase is due to our growth in access lines. As a percentage of related revenue, network services cost of revenue for 2004 declined to 35.9% from 39.0% for 2003. This improvement was due to the increase in our percentage of access lines on-net to 81% as of December 31, 2004 from 74% as of December 31, 2003.

BTS.   BTS cost of revenue was $15.8 million and $16.0 million for the years ended December 31, 2003 and 2004, respectively. As a percentage of related revenue, BTS cost of revenue for the year ended December 31, 2004 decreased to 60.7% from 61.6% for the year ended December 31, 2003, due to better labor utilization. We do not expect future improvements in BTS cost of revenue as a percentage of related revenue unless we are able to significantly increase BTS revenue and therefore achieve greater volume discounts or economies of scale in our workforce.

Gross Profit.   Gross profit for the years ended December 31, 2003 and 2004 is as follows:

	Year Ended December 31,
	2003	2004	% Change
Gross profit (in millions):
Network services	$70.5	$84.5	19.8%
Business telephone systems	9.8	10.3	5.1
Total gross profit	$80.3	$94.8	18.0%

The increase in gross profit for the years ended December 31, 2004 from 2003 is due to the increase in revenue described above.

Sales, General and Administrative.   Sales, general and administrative expenses were $69.3 million for the year ended December 31, 2004, an increase of 4.5% from $66.3 million for the year ended December 31, 2003. The increase is primarily due to higher payroll, legal and operating tax and assessment expenses. As a percentage of revenue, sales, general and administrative expenses for the year ended December 31, 2004 declined to 43.8% from 47.0% for the year ended December 31, 2003 due to the improved efficiency of our existing operations resulting from our fixed cost structure supporting a higher level of revenue. Sales, general and administrative expenses dollars will increase in 2005 due to the ATI acquisition, but we expect that as a percentage of revenue we will continue to see improvements.

Depreciation and Amortization.   Depreciation and amortization expense was $31.1 million for the year ended December 31, 2004, an increase of 3.3% from $30.1 million for the year ended December 31, 2003. This increase was primarily due to our network growth and associated capital expenditures. As a percentage of revenue, depreciation and amortization decreased to 19.7% for the year ended December 31, 2004 from 21.3% for the year ended December 31, 2003. Depreciation and amortization expense will increase in 2005 due to the ATI acquisition.

Interest.   Interest expense was $11.5 million for the year ended December 31, 2004, an increase of 553.1% from $1.8 million for the year ended December 31, 2003. This increase was primarily due to interest expense on our senior second secured notes issued in 2004. In 2005, interest expense will increase from 2004 as a result of a full year of interest expense on a higher outstanding note balance.

Gain on Extinguishment of Debt.   Net income for the year ended December 31, 2004 included a gain on extinguishment of debt of $18.2 million. The gain on the extinguishment of debt was the result of paying off our bank facility. In June 2002, we restructured our bank facility and because the future cash flows could not be calculated with certainty, the gain was deferred. As a result of the repayment, the excess carrying value of $20.9 million and debt issuance costs of $2.7 million resulted in the $18.2 million gain on extinguishment of debt.

Net Income (Loss).   Net income for the year ended December 31, 2004 was $1.1 million compared to a net loss for the year ended December 31, 2003 of $17.2 million. The net income in 2004 was primarily due to the gain on extinguishment of debt and the improvement in gross profit discussed above which were partially offset by increased interest expense discussed above.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenue.   Revenue for the years ended December 31, 2002 and 2003 is as follows:

	Year Ended December 31,
	2002	2003	% Change
Revenue (in millions):
Voice and data services	$67.5	$84.7	25.4%
Long distance	16.6	18.7	12.5
Access	12.1	12.1	0.4
Total network services	96.2	115.5	20.0
Business telephone systems	25.7	25.6	(0.2)
Total revenue	$121.9	$141.1	15.8%

Network Services.   Network services revenue was $115.5 million for the year ended December 31, 2003, an increase of 20.0% from $96.2 million for the year ended December 31, 2002. The increase in revenue was primarily due to an increase in the average number of voice and data access lines in service. During the year ended December 31, 2003, the number of voice lines increased by 16.6% to 156,165 lines at December 31, 2003 and the number of data lines increased by 103.8% to 50,256 lines at December 31, 2003. The growth in access lines was partially offset by declines in long distance and access revenue per minute of use and a decline in data revenue per line. Due to continued high levels of competition, long distance revenue per minute of use declined. Access revenue per minute of use declined as a result of the scheduled FCC reduction of interstate rate levels. Data revenue per line declined due to a combination of customers purchasing more bandwidth at discounted prices and general pricing pressures for data services in our markets

BTS.   BTS revenue was $25.6 million for the year ended December 31, 2003, essentially equal to the $25.7 million for the year ended December 31, 2002 due to continuing constrained spending on capital improvements by business customers. We cannot predict future trends in capital spending by small and medium-sized business.

Cost of Revenue.   Cost of revenue for the years ended December 31, 2002 and 2003 is as follows:

	Year Ended December 31,
	2002	2003	% Change
Cost of revenue (in millions):
Network services	$39.5	$45.0	14.0%
Business telephone systems	16.1	15.8	(1.7)
Total cost of revenue	$55.6	$60.8	9.5%

Network Services.   Network services cost of revenue was $45.0 million for the year ended December 31, 2003, an increase of 14.0% from $39.5 million for the year ended December 31, 2002. This increase is due to our growth in access lines. As a percentage of related revenue, network services cost of revenue for the year ended December 31, 2003 declined to 39.0% from 41.0% for the year ended December 31, 2002. This improvement was due to the increase in our percentage of access lines on-net to 74% as of December 31, 2003 from 63% as of December 31, 2002. We also improved our gross margin through the migration of approximately 6,000 lines from UNE-E to UNE-P. UNE-P is less expensive than UNE-E on a per access line basis. We expect our cost of revenue as a percentage of revenue to improve as we continue to increase our percentage of lines on-net, although we expect future gains will be modest as we already have a high percentage of lines on-net.

BTS.   BTS cost of revenue was $15.8 million for the year ended December 31, 2003, a decrease of 1.7% from $16.1 million for the year ended December 31, 2002. This decrease was due to a reduction in materials cost. As a percentage of related revenue, BTS cost of revenue for the year ended December 31, 2003 declined to 61.6% from 62.6% for the year ended December 31, 2002. We do not expect future improvements in BTS cost of revenue as a percentage of related revenue unless we are able to significantly increase BTS revenue and therefore achieve greater volume discounts or economies of scale in our workforce.

Gross Profit.   Gross profit for the years ended December 31, 2002 and 2003 is as follows:

	Year Ended December 31,
	2002	2003	% Change
Gross profit (in millions):
Network services	$56.7	$70.5	24.2%
Business telephone systems	9.6	9.8	2.3
Total gross profit	$66.3	$80.3	21.0%

The increase in gross profit for the year ended December 31, 2003 from the year ended December 31, 2002 is due to the increase in revenue discussed above.

Sales, General and Administrative.   Sales, general and administrative expenses were $66.3 million for the year ended December 31, 2003, a decrease of 3.9% from $68.9 million for the year ended December 31, 2002. This decrease was primarily due to a reduction in bad debt expense to $0.5 million for the year ended December 31, 2003 compared to $4.5 million for the year ended December 31, 2002. Bad debt expense for the year ended December 31, 2002 was unusually high because we wrote off receivables for delinquent customers and also increased our allowance for doubtful accounts to $2.0 million because of economic conditions. We also recorded a bad debt write-off of $1.1 million of access receivables related to bankruptcy filings by two large carrier access customers. In the year ended December 31, 2003, we subsequently reduced our allowance for doubtful accounts to $0.7 million because of the improvement in the quality of our accounts receivable. As a percentage of revenue, sales, general and administrative expenses for the year ended December 31, 2003 declined to 47.0% from 56.6% for the year ended December 31, 2002 due to our reduction in bad debt expense and the improved efficiency of our existing operations resulting from our fixed cost structure supporting a higher level of revenue. We expect this trend to continue as we add more access lines with only modest increases in our employee base.

Depreciation and Amortization.   Depreciation and amortization expense was $30.1 million for the year ended December 31, 2003, an increase of 19.2% from $25.3 million for the year ended December 31, 2002. This increase was primarily due to our network growth and associated capital expenditures. As a percentage of revenue, depreciation and amortization increased to 21.3% for the year ended December 31, 2003 from 20.7% for the year ended December 31, 2002.

Interest.   Interest expense was $1.8 million for the year ended December 31, 2003, a decrease of 69.4% from $5.7 million for the year ended December 31, 2002. This decrease was due to the impact of a full year of SFAS No. 15 combined with a reduction in average long-term debt outstanding.

Gain on Debt Restructuring.   Net income for the year ended December 31, 2002 included a gain on debt restructuring. In June 2002, we completed a debt restructuring described in Note 4 to Consolidated Financial Statements. As part of the debt restructuring, we recorded a gain of $53.5 million.

Net Income (Loss).   The net loss for the year ended December 31, 2003 was $17.2 million compared to net income for the year ended December 31, 2002 of $20.1 million. Net income in 2002 was primarily due to the gain on debt restructuring which was partially offset by a lower gross profit as discussed above.

Liquidity and Capital Resources

Principal Liquidity Requirements.   Our notes payable balance at December 31, 2004, was $137.8 million. Interest payments on the notes are required on each March 15 and September 15 the notes are outstanding. On March 15, 2005 we were able to pay the $5.8 million cash interest from existing cash on hand and expect to be able to pay the September 15, 2005 cash interest of $6.9 million from cash generated from operations and cash on hand.

Cash and Cash Equivalents.   Cash and cash equivalents was $26.4 million at December 31, 2004, which is an increase of $17.8 million from December 31, 2003. This increase is primarily attributable to the net proceeds from the issuance of senior second secured notes and the issuance of Series B convertible preferred stock, after the repayment of our senior secured bank facility, the completion of the ATI Acquisition, the redemption of Series A convertible preferred stock and the payment of fees related to all of the aforementioned transactions.

Available-for-Sale Securities.   In 2004, we began investing in available-for-sale securities. The balance at December 31, 2004, was $6.2 million and represented investments in municipal and United States government debt securities with maturities of more than three months but less than one year. The securities represent additional liquidity for us.

Financings.   We have funded growth and migration to our facilities-based model through a series of private placements of equity and debt funding. We were initially funded with investments totaling $16.5 million from a group of investors led by Stolberg, Meehan and Scano II, L.P. In 1999 and early 2000, we raised $55.9 million in additional capital from a group of investors led by Bain Capital Fund VI, LP to fund our facilities-based, multi-market business plan. In 2000, we raised an additional $53.5 million of equity to further fund our build-out plan. As a result of decreases in carrier access revenue and data pricing and a shift in our expectations for future carrier access revenue and data pricing, in June 2002, we completed a negotiated recapitalization. In the recapitalization, we reduced our total debt from approximately $139.3 million to $57.1 million. Our senior secured credit facility was amended, resulting in a fixed annual interest rate of 8.0% through June 2005 and a floating interest rate of LIBOR plus 4.75% thereafter. We also reset our amortization schedule extending the maturity of our debt to 2009. We also received $50.2 million of gross proceeds from the issuance of preferred stock to existing investors and a creditor. In March 2004, we completed an offering of $100.0 million of 8 3/8% senior second secured notes due 2010 at a discount resulting in gross proceeds of $84.8 million. We used the proceeds from our offering to retire bank debt, pay fees related to the offering and provide additional liquidity to our company. After repayment of our senior secured bank facility and fees related to the issuance of the notes, we received incremental cash of approximately $13.2 million. In November 2004, we completed our offering of $65.0 million of 8 3/8% senior second secured notes due 2010 at a discount resulting in gross proceeds of $51.4 million. On December 30, 2004, our equity sponsors purchased 20.0 million shares of new convertible preferred stock for net cash proceeds of $15.0 million. We used the proceeds from our offerings to complete our acquisition of ATI for $45.5 million, net of cash received, to redeem 6,780,541 shares of our Series A convertible preferred stock for $5.1 million and to pay fees related to the notes offering.

Cash Flows Provided by (Used in) Operating Activities.   Cash provided by operating activities was $25.4 million for 2004 compared to cash provided by operating activities of $16.7 million for 2003. Our improvement in cash provided by operating activities was primarily due to our growth in gross profit accompanied by a smaller increase in our operating expenses. Working capital improved primarily through improvement in our accounts receivable collections and our accounts payable days outstanding. Average accounts receivable days sales outstanding improved from 36.2 for 2003 to 30.0 for 2004. Average accounts payable days outstanding increased to 79.4 in 2004 from 71.2 in 2003. We do not expect further improvement in our accounts receivable or accounts payable days outstanding in the future.

Cash used in operating activities was $2.9 million for 2002. Our improvement in cash provided by operating activities from 2002 to 2003 was primarily due to our growth in gross profit accompanied by a smaller increase in our operating expenses. However, we also generated $2.9 million in incremental working capital cash primarily through improvement in our accounts receivable collections and an increase in our accounts payable days outstanding. Net cash provided by operating activities was primarily used to fund our investing activities of $25.0 million in 2003.

Cash Flows Used in Investing Activities.   Cash used in investing activities was $78.3 million for 2004 compared to $25.0 million for 2003 and $23.0 million for 2002. The increase in cash used in investing activities from 2003 to 2004 was primarily due to the acquisition of ATI on December 31, 2004. In 2004 we also used cash to invest in marketable securities with maturity dates of six months or less. In 2003 and 2002, all of our cash used in investing activities was for the maintenance and expansion of our network and back office systems and customer installation.

Cash Flows Provided by (Used in) Financing Activities.   Cash provided by financing activities was $70.8 million for 2004. The net proceeds from the issuance of the senior second secured notes in March 2004 generated approximately $13.2 million, which is net of a $1.6 million prepayment penalty mentioned previously. The net cash proceeds from the issuance of senior second secured notes in November 2004 and the Series B preferred stock issuance generated approximately $57.5 million after payment of debt issuance costs and the redemption of Series A preferred stock. We also used cash for payments on capital lease obligations. For 2003, net cash used in financing activities was $2.8 million, primarily for payments on capital lease obligations. We generated $31.6 million from financing activities for 2002. In 2002, cash provided by financing activities was primarily the result of the issuance of our Series A convertible preferred stock.

Capital Requirements.   We expect to spend approximately $44.6 million on capital expenditures in 2005, approximately $4.1 million of which will be to integrate ATI into our operations. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operations and we do not currently anticipate the need to raise additional financing to fund capital expenditures or operations for at least the next 12 months.

Income Taxes

We account for income taxes under the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred tax liabilities are recognized for temporary differences that will result in taxable amounts in future years. Deferred tax assets are recognized for deductible temporary differences and tax operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. We assess the likelihood that deferred tax assets will be recovered from future taxable income and we record a valuation allowance to reduce the deferred tax assets to the amounts we believe will be realizable. We concluded that a full valuation allowance against the deferred tax assets was appropriate.

Contractual Obligations

	Total	Less Than One Year	1-3 Years	3-5 Years	More Than Five Years
	(Dollars in thousands)
Notes payable	$239,884	$12,700	$27,638	$33,314	$166,232
Capital lease obligations	5,349	2,128	3,033	188	—
Operating lease obligations	35,133	6,855	12,219	10,037	6,022
Purchase obligations	73,355	1,338	2,253	291	69,453

The contractual obligation for notes payable includes related interest payments and assumes all notes are outstanding prior to the date of mandatory redemption and also assumes the notes are not otherwise required to be redeemed in a greater amount.

Application of Critical Accounting Policies

Our discussion of the financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities at the date of the financial statements. Management regularly reviews its estimates and assumptions, which are based on historical factors and other factors that are believed to be relevant under the circumstances. Actual results may differ from these estimates under different assumptions, estimates or conditions.

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. See Note 1 of the Notes to Consolidated Financial Statements for additional disclosure of the application of these and other accounting policies.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are initially recorded at fair value upon the sale of products or services to customers. Significant estimates are required in determining the allowance for doubtful accounts receivable. We consider two primary factors in determining the proper level of allowance, including historical collections experience and the aging of the accounts receivable portfolio. The allowance for doubtful accounts requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. We have a credit policy which helps minimize credit risk. We believe this risk is limited due to the large number and diversity of clients which comprise our customer base.

Valuation of Goodwill and Other Intangible Assets

Goodwill is tested at least annually for impairment at the reporting unit level. If the undiscounted future cash flows of a reporting unit are less than the carrying amount, an impairment charge is recognized. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, management completed its annual impairment test in the fourth quarter of 2003 and 2004 and determined that goodwill had not been impaired.

Intangibles consist of debt issuance costs, customer installation costs, and non-compete agreements. In 2003, and 2004, debt issuance costs were incurred in connection with the issuance of notes payable. These costs are being amortized over the term of the facility. The customer installation costs are being amortized over a period of 48 months, which approximates the average life of a customer contract. Non-compete agreement costs represent costs associated with various agreements we have entered into with existing management of the companies we have acquired. These costs are being amortized over the terms of the agreements.

We review all long-lived assets for impairment in accordance with SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets. Under SFAS No. 144, impairment losses are recorded on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

Income Taxes

We account for income taxes under the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred tax liabilities are recognized for temporary differences that will result in taxable amounts in future years. Deferred tax assets are recognized for deductible temporary differences and tax operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and record a valuation allowance to reduce our deferred tax assets to the amounts we believe to be realizable. We concluded that a full valuation allowance against our deferred tax assets was appropriate.

New Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective the beginning of the first interim period after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our financial statements and did not require us to reclassify our Series A convertible preferred stock to a liability as the shares are contingently redeemable.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, Share-Based Payment: an amendment of FASB Statement No. 123 and FASB Statement No. 95, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. SFAS 123R must be adopted no later than July 1, 2005 for calendar quarter companies. We expect to adopt SFAS 123R on July 1, 2005.

SFAS 123R permits companies to adopt one of two methods: (1) A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date or (2) A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under FAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. We are currently in the process of evaluating the two option valuation methods and the potential impact on the financial statements.

RISK FACTORS

Risks Related to Our Industry

The communications industry is subject to government regulation, and changes in current or future regulations could have a material adverse effect on our business, operating results and financial condition and restrict the manner in which we operate our business.   We are subject to varying degrees of federal, state and local regulation. Pursuant to the Communications Act of 1934, as amended, or the Communications Act, the FCC exercises jurisdiction over us with respect to interstate and international services. We must comply with various federal regulations, such as the duty to contribute to universal service and other subsidies. Failure to comply with federal reporting and regulatory requirements may result in fines or other penalties, including loss of authority to provide services.

State regulatory commissions exercise jurisdiction over us to the extent we provide intrastate services. We are required to obtain regulatory authorization and/or file tariffs with regulators in most of the states in which we operate. Constructing a network and selling telephone equipment is also subject to numerous local regulations such as building codes and licensing. Such regulations may vary by city and county. In some states, we are required to obtain state contractor licenses. If we do not obtain such required licenses, we may be subject to fines and other penalties. Future regulatory provisions may be less favorable to competitive service providers and more favorable to the incumbent local exchange carriers, or ILECs.

Both federal and state regulators require us to pay various fees and assessments, file periodic reports and comply with various rules regarding the contents of our bills, protection of subscriber privacy, service quality and similar consumer protection matters on an ongoing basis.

We cannot assure you that the FCC or state regulators will grant us any required regulatory authorization or refrain from taking action against us if we are found to have provided services without obtaining the necessary authorizations, or to have violated other requirements of their rules and orders. Delays in receiving required regulatory approvals or the enactment of new adverse regulation or regulatory requirements may slow our growth and have a material adverse effect upon us. No assurance can be given that changes in current or future regulations adopted by the FCC or state regulators, or other legislative, administrative or judicial initiatives relating to the communications industry, would not have a material adverse effect on our business, operating results and financial condition.

Deregulation of the communications industry involves uncertainties, and the resolution of these uncertainties could have a material adverse affect on our business.   The Telecommunications Act of 1996, or the Telecommunications Act, remains subject to judicial review and ongoing proceedings before the FCC and state regulators, including proceedings relating to interconnection pricing, access to and pricing for unbundled network elements, and other issues that could result in significant changes to the business conditions in the communications industry. It is difficult to predict the effects, if any, such proceedings may have on us and our operations, and we cannot assure you that any such changes will not have a material adverse effect upon us. A brief summary of current legal and regulatory developments is discussed in the section entitled “Regulation.”

Risks Related to the ATI Acquisition

We may not be able to successfully integrate ATI into our business.   We consummated the acquisition of ATI on December 31, 2004. There can be no assurance that we will be able to integrate and consolidate ATI into our ongoing business and operations according to management’s plan. This process will require substantial management, financial and other resources and may pose risks with respect to production, customer service and market share. It may also require regulatory approvals for some aspects which we cannot assure will be obtained. While we believe that we have sufficient financial and management resources to complete the integration of ATI, there can be no assurance in this regard or that we will not experience difficulties with customers, personnel or others resulting from the integration. In addition, although we believe that the ATI acquisition will enhance our competitive position and business prospects, there can be no assurance that such benefits will be fully realized or that the integration of ATI into our business and operations will ultimately be successful.

As we adapt to the current telecom environment and begin to integrate ATI, we may be required to make operational changes, including consolidating certain operations, closing certain facilities, or amending or terminating existing contractual relationships, in order to improve our future profitability. However, there can be no assurance as to the cost required to effect those operational changes, their effectiveness, or the timing or amount of any cost savings that are actually realized as a result of such changes. Management is continuing to assess our overall organization and cost structures and may, as a result of this ongoing process, develop future initiatives to increase operating and administrative efficiency and enhance profitability. If we are unable to effectively and efficiently integrate ATI into our business and operations, our business, financial condition, results of operations and cash flows may suffer.

Risks Related to Our Business

We have a history of operating losses, and we may not be profitable in the future.   We have incurred significant operating and net losses in the past and expect to continue to incur losses in the future. For the year ended December 31, 2003, we had an operating loss of $16.1 million, a net loss of $17.2 million and an accumulated deficit of $125.2 million. For the year ended December 31, 2004, we had an operating loss of

$5.6 million, net income of $1.1 million and an accumulated deficit of $124.1 million. The net income for the year ended December 31, 2004 is primarily the result of a gain on extinguishment of debt of $18.2 million. We expect our operating losses to continue for the foreseeable future. We cannot assure you that our revenues will grow or that we will achieve profitability in the future.

If we do not maintain effective working relationships with the ILECs, our business will be adversely affected.   Our facilities-based strategy allows us to control much of our network, but we also depend on our ability to interconnect with ILECs and to lease from them certain essential network elements, thereby decreasing our capital and operating costs. ILECs are required by federal and state law to unbundle and make available these network elements and services at cost-based rates. We obtain access to these network elements and services under terms established in interconnection agreements that we have entered into with certain ILECs. Like many competitive carriers, we have experienced difficulties in working with the ILECs with respect to obtaining information about network facilities, ordering network elements and services, interconnecting with ILEC networks and settling financial disputes. These difficulties can impair our ability to provide local service to customers on a timely and competitive basis. Federal law required that the Regional Bell Operating Companies, or RBOCs, cooperate with competitive carriers and meet statutory requirements for opening their local markets to competition before they could receive permission to provide in-region long distance services. Now that each RBOC has met those requirements and received authorization to provide long distance services throughout its respective operating region, it may have less incentive to properly maintain the information, ordering and interconnection interfaces that we rely on and may otherwise fail to cooperate with us regarding service provisioning issues.

The RBOCs have been fined by both federal and state authorities for their failure to comply with the laws and regulations that support local competition. We believe these fines have not substantially reduced the use of such anticompetitive practices and that illegal and anticompetitive activity will continue to occur in most of our markets. We consistently undertake legal actions to oppose these anticompetitive actions and enforce our legal right of access to ILEC facilities. Nevertheless, regulatory and judicial remedies frequently do not preclude further anticompetitive behavior and rarely compensate us for our damages and legal expenses. Moreover, if an ILEC refuses to cooperate or otherwise fails to support our business needs in retaliation for our efforts to enforce our legal rights or for any other reason, including labor shortages, work stoppages or disruption caused by mergers, other organizational changes or terrorist attacks, our ability to offer local services on a timely and cost-effective basis will be materially harmed.

We have also experienced difficulties with receiving payments due to us for services that we provide to ILECs and long distance service providers. These balances due to us can be material. We generally have been able to reach mutually acceptable settlements to collect overdue and disputed payments, but there can be no assurance that we will be able to do so in the future. Our inability to continue to timely receive payments and to create settlement agreements with other carriers could have a material adverse effect on us. In addition, certain of our interconnection agreements allow the ILEC to increase our security deposit obligations. If an ILEC makes an enforceable demand for an increased security deposit, we could have less cash available for other expenses, which could have a material adverse effect on our business.

Our ability to continue to obtain favorable interconnection, unbundling, service provisioning and pricing terms, and the time and expense involved in negotiating interconnection agreements and amendments, can be adversely affected by ongoing legal and regulatory activity. Many of our existing interconnection agreements provide that one or both parties may be entitled to demand renegotiation of particular provisions or of the entire agreement based on intervening changes in law resulting from ongoing legal and regulatory activity. We are in the process of renegotiating the terms of certain of our interconnection agreements. We cannot be certain that we will be able to successfully renegotiate any such agreement on terms favorable to us. Any limitation on the availability of unbundled network elements, especially unbundled local loops, network interface devices or interoffice transmission facilities resulting from federal or state regulatory activity could increase our costs and otherwise have a material adverse impact on our business. A brief summary of current legal and regulatory developments is discussed in the section entitled “Regulation.”

We depend on a limited number of third party service providers for long distance and other services, and if any such third party service providers were to experience significant interruptions in their business operations, or were to otherwise cease to provide such services to us, our operations could be materially and adversely affected.   We depend on a limited number of third party service providers for long distance and other services. If any of these third party providers were to experience significant interruptions in their business operations, terminate their agreements with us, or fail to perform the services required under the terms of our agreements with them, our ability to provide services to our customers could be materially and adversely affected for a period of time that we cannot predict. There can be no assurance that we would be able to timely locate alternative providers of such services, or that we could do so at economical rates.

The communications market in which we operate is highly competitive, and we may not be able to compete effectively against companies that have significantly greater resources than we do, which could cause us to lose customers and impede our ability to attract new customers.   The communication industry is highly competitive and is affected by the introduction of new services by, and the market activities of, major industry participants.

In each of our markets we compete principally with the ILEC serving that area. We have not achieved, and do not expect to achieve, a major share of the market for any of the communications services we offer. Current and potential large competitors in each market have the following advantages over us:

•        long-standing relationships and brand recognition with customers;

•        financial, technical, marketing, personnel and other resources substantially greater than ours;

•        more funds to deploy communications services that compete with ours;

•        larger networks; and

•        benefits from existing regulations that favor the ILECs.

We also face, and expect to continue to face, competition in the local market from other current and potential market entrants, including other competitive local carriers, wireless carriers, resellers, competitive access providers, cable television companies, electric utility companies, microwave carriers and private networks built by large end users. In addition, the development of new technologies could give rise to significant new competitors in the local market.

In the long distance communications market we face competition from large carriers such as AT&T, MCI and Sprint, the RBOCs, wireless carriers and many smaller long distance carriers.

We also face competition from companies offering local and long distance data and voice services over the Internet.

In the Internet services market there are limited barriers to entry and our competitors in this market include Internet service providers, other communications companies, online service providers, cable companies and Internet software providers.

The regulation of access charges involves uncertainties, and the resolution of these uncertainties could adversely affect our business.   As a competitive local exchange carrier, we are allowed to earn access charges by connecting our voice services customers with interexchange carriers, or IXCs, such as AT&T, MCI and Sprint. When a network service voice customer of ours originates or receives a long distance call, we are entitled to compensation from the IXC for the cost we incur in originating or terminating the long distance call. We have tariffs filed with the FCC for interstate access services and with each state where we provide intrastate access services. Our rates can be higher than those charged by some larger local exchange carriers that have many more customers and, consequently, lower per-unit costs. Future regulatory proceedings, both at the FCC and in individual states where we operate, could result in a decrease in our access charges. Such reductions could have a material adverse effect on us.

The FCC has indicated that its current carrier compensation rules are transitional measures that should be replaced by mid-2005 by a bill-and-keep or other alternative compensation arrangement. Because we receive payments from other carriers for the exchange of long distance calls, we will be affected by any changes to the FCC’s intercarrier compensation rules. We cannot predict the impact that any such changes would have on our business.

The FCC has granted to ILECs and RBOCs, including Qwest, significant flexibility in pricing interstate special access services. This pricing flexibility may result in Qwest lowering its prices in high traffic density areas, including areas where we compete. We anticipate that the FCC will continue to grant to ILECs greater pricing flexibility for access services if the number of actual and potential competitors increases in each of these markets, potentially forcing us to reduce our prices or withdraw from certain markets. We provide a more detailed discussion of current legal and regulatory developments affecting access charges and intercarrier compensation issues in the section entitled “Regulation.”

The level of our outstanding total debt may adversely affect our financial health and prevent us from fulfilling our financial obligations.   As of December 31, 2004, we had approximately $137.8 million of total indebtedness outstanding, excluding capital lease obligations. Our indebtedness could significantly affect our business and our ability to fulfill our financial obligations. For example, a high level of indebtedness could:

•        make it more difficult for us to satisfy our current and future debt obligations;

•        limit our ability to borrow additional funds or obtain other forms of financing;

•        increase our vulnerability to general adverse economic and industry conditions;

•        limit our ability to fund working capital, capital expenditures and other general corporate requirements out of future operating cash flows or with additional debt or equity financing;

•        limit our flexibility in planning for, or reacting to, changes in our business or our industry;

•        place us at a disadvantage to competitors with less debt; and

•        make us vulnerable to interest rate fluctuations, if we incur any indebtedness that bears interest at variable rates.

Our outstanding notes contain restrictive and financial covenants that limit our operating flexibility, and we may obtain a credit facility in the future that may include similar or additional restrictions.   Our outstanding notes contain covenants that, among other things, restrict our ability to take specific actions, even if we believe them to be in our best interest. In addition, we may obtain a credit facility in the future which may include similar or additional covenants. These covenants may include restrictions on our ability to:

•        incur additional indebtedness;

•        pay dividends or distributions on, or redeem or repurchase, capital stock;

•        create liens with respect to our assets;

•        make investments, loans or advances;

•        prepay specified indebtedness;

•        enter into transactions with affiliates;

•        merge, consolidate, reorganize or sell our assets; and

•        engage in any business other than activities related or complementary to communications.

In addition, a future credit facility may impose financial covenants that require us to comply with specified financial ratios and tests, including minimum quarterly EBITDA, senior debt to total capitalization, maximum capital expenditures, maximum leverage ratios and minimum interest coverage ratios. We cannot assure you that we will be able to meet these requirements or satisfy these covenants in the future. If we fail to do so, our debts could become immediately payable at a time when we are unable to pay them. This could adversely affect our ability to carry out our business plan and would have a negative effect on our financial condition.

If we are unable to retain and attract management and key personnel, we may not be able to execute our business plan.   We believe that our success is due, in part, to our experienced management team, including Mr. Richard A. Smith, our president and chief executive officer. Losing the services of one or more members of our management team could adversely affect our business and our expansion efforts, and possibly prevent us from further improving our operational, financial and information management systems and controls. As we continue to grow, we will need to retain and hire qualified sales, marketing, administrative, operating and technical personnel, and to train and manage new personnel.

We believe that there are a limited number of persons with experience comparable to the experience of the members of our management team. Our ability to implement our business plan is dependent on our ability to retain and hire a large number of qualified new employees each year. If we are unable to hire sufficient qualified personnel, our customers could experience inadequate customer service and delays in the installation and maintenance of access lines.

If we choose to grow by expanding to new markets and/or by making acquisitions, we would face additional risks.   Although we believe the proceeds from the notes together with our cash resources on hand will fund our current operations, we may need additional funding if we choose to expand our geographic service area or to make acquisitions.

The actual amount and timing of our future capital requirements may differ from our current estimates. Competitive developments, changes in technology, changes in the regulatory environment and other events may cause us to alter the currently estimated amount and timing of our expenditures.

These and other factors may also cause our actual revenues and costs to differ from what we currently anticipate, which could affect the amount and timing of our additional financing needs.

Sources of additional financing may include the private or public sale of equity or debt securities, commercial bank debt financing, vendor financing or lease financing. If we meet our funding needs through debt financing, our interest and debt service obligations will increase, and we may become subject to restrictive covenants that could impair our ability to implement our business plan. We cannot assure you that any additional financing we may need will be available to us on favorable terms or at all.

Rapid growth would place a significant strain on our management, operational, financial and information management systems and controls, personnel and other resources. We cannot assure you that we will successfully implement the operational and financial information management systems and controls that we anticipate would be necessary to support rapid growth and to manage a competitive business in an evolving industry. Any failure to implement and improve these systems and controls and to maintain our other resources at a pace consistent with industry changes and the growth of our business could cause customers to switch to other competitive service providers, which would have a material adverse effect on us.

Our failure to successfully integrate other businesses we acquire may raise our costs and reduce our revenue.   As part of our business strategy, we may seek to expand through investments in or the acquisition of other businesses that we believe are complementary to our business. Although we regularly engage in discussions relating to potential acquisitions, we are unable to predict whether any acquisitions will actually occur. If we acquire companies, networks or other complementary assets, we will be subject to the risks generally associated with acquisitions. These risks include, among others:

•        the acquired companies may not provide us with all the benefits that we expect;

•        the transactions with, and subsequent integration of, the acquired companies may disrupt our ongoing business operations and strain our resources and management;

•        it may be difficult to successfully integrate the acquired businesses with our operations;

•        our relationships with employees or customers may be impaired; and

•        it may not be possible to maintain uniform standards, controls, procedures and policies across the acquired companies.

Our ability to complete acquisitions will depend, in part, on our ability to finance the acquisitions, including the costs of acquisition and integration. Our ability may be constrained by our cash flow, the level of our indebtedness at the time, restrictive covenants in the agreements governing our indebtedness, conditions in the securities markets and other factors, many of which are not within our control. If we proceed with one or more acquisitions in which the consideration consists of cash, we may use a substantial portion of our available cash to complete the acquisitions. If we finance one or more acquisitions with the proceeds of indebtedness, our interest expense and debt service requirements could increase materially. The financial impact of acquisitions could materially affect our business and could cause substantial fluctuations in our quarterly and yearly operating results.

We are dependent on effective billing, customer service and information systems.   Sophisticated back office information and processing systems are vital to our ability to control and monitor costs, provide outstanding customer service, bill and service customers, initiate, implement and track customer orders and achieve operating efficiencies. We have purchased and implemented our essential information systems consisting of our billing system, our sales order entry system, our customer provisioning system, our electronic bonding system, our mediation system and our switch information systems. The integration of these systems is challenging because all of these systems were developed by different vendors and must be coordinated through custom software and integration processes. Our sales, line count and other core operating and financial data are generated by these systems and the accuracy of this data depends on the quality of manual entry and system integration. Although we have completed some systems integration, the upgrading of these systems and the integration of updated systems is ongoing. In addition, we may experience negative adjustments to our financial and operating data if we encounter difficulties in these projects. We cannot assure you that any such adjustments arising out of our systems integration efforts will not have a material adverse effect in the future. If we are unable to effectively upgrade and integrate our operations and financial systems, our customers could experience delays in connection of service, billing issues and/or lower levels of customer service.

Declining prices for communications services could reduce our revenue and profitability.   Long distance prices have decreased substantially in recent years and are expected to continue to decline in the future. In addition, the long distance industry has historically experienced high customer churn, as customers frequently change their chosen long distance providers in response to lower rates or promotional incentives by competitors. Prices for network services have also been decreasing. If this trend continues, revenue from our network services and other service offerings may be subject to significant price pressure.

The communications industry is undergoing rapid technological changes, and new technologies may be superior to the technologies we use.   Our failure to anticipate and keep up with such changes could adversely affect our business. The communications industry is subject to rapid and significant changes in technology and in customer requirements and preferences. We have developed our business based, in part, on traditional telephone technology. Subsequent technological developments may reduce the competitiveness of our network and require expensive unbudgeted upgrades or additional communications products that could be time consuming to integrate into our business and could cause us to lose customers and impede our ability to attract new customers. We may be required to select one technology over another at a time when it might be impossible to predict with any certainty which technology will prove to be more economic, efficient or capable of attracting customers. In addition, even if we utilize new technologies, such as voice-

over-Internet protocol, or VoIP, we may not be able to implement them as effectively as other companies with more experience with those new technologies.

A network failure could cause delays or interruptions of service, which could cause us to lose customers and revenue.   Our success requires that our network provide competitive reliability, capacity and security. Some of the risks to our network and infrastructure include:

•        physical damage to access lines;

•        power surges or outages;

•        capacity limitations;

•        software defects;

•        lack of adequate redundancy;

•        breaches of security; and

•        other disruptions beyond our control.

Such disruptions may cause interruptions in service or reduced capacity for customers, any of which could cause us to lose customers.

We continue to monitor our network from a performance and cost perspective and as a result, our network optimization routines may have an adverse effect on our customers.   Our engineering and operations organizations continually monitor and analyze the utilization of our network. As a result, they may develop projects to modify or eliminate network circuits that are underutilized. This ongoing process may result in limited network outages for a subset of our customers, adversely affecting our relationship with them and may increase our customer disputes and monthly churn.

Some of our employees are unionized, and we could face work disruptions due to strikes, slowdowns or other labor disputes.   A small percentage of our employees are members of the International Brotherhood of Electrical Workers. Although our management believes that its relationship with our union employees is good, we cannot promise that we will never experience a labor disruption. Such disruptions could occur in response to our actions but could also be due to the actions of other union employers. Significant labor disruptions could adversely affect our ability to provide acceptable levels of service to our customers, which could result in customer dissatisfaction and a loss of business.

Terrorist attacks and other acts of violence or war may affect the markets in which we operate, our operations and our profitability.   Terrorist attacks, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001, and subsequent worldwide terrorist actions may negatively affect our operations. We cannot assure you that there will not be further terrorist attacks that impact our employees, network facilities or support systems. Certain losses resulting from these types of events are uninsurable and others are not likely to be covered by our insurance.

Terrorist attacks may directly impact our business operations through damage or harm to our employees, network facilities or support systems, increased security costs or the general curtailment of voice or data traffic. Any of these events could result in increased volatility in or damage to our business and the United States financial markets and economies.

Item 7A.                Quantitative and Qualitative Disclosure About Market Risk.

We are not exposed to market risks from changes in foreign currency exchange rates or commodity prices. We do not hold any derivative financial instruments nor do we hold any securities for trading or speculative purposes.

We are exposed to changes in interest rates on our investments in cash equivalents and short-term investments. All of our investments have maturities of six months or less which reduces our exposure to long-term interest rate changes. Interest income for the year ended December 31, 2004 was $0.1 million, therefore not exposing us to any meaningful interest income risk had rates dropped. Excluding capital leases, we had approximately $137.8 million in senior second secured notes outstanding as of December 31, 2004. These notes are at a fixed interest rate and are therefore not exposed to any interest rate risk.

Item 8.                        Financial Statements and Supplementary Data.

Our Consolidated Financial Statements and the report of our independent registered public accounting firm are included in this Annual Report on Form 10-K beginning on page F-1. The index to this report and the financial statements is included in Item 15.

Item 9.                        Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the direction and with the participation of Richard A. Smith, our President and Chief Executive Officer, and Geoffrey M. Boyd, our Chief Financial Officer, performed an evaluation of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934). Based on that evaluation, Messers. Smith and Boyd concluded that as of December 31, 2004, our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2004, there have been no significant changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our reported financial results.

Item 9B.               Other Information.

None.

Part III

Item 10.                 Directors and Executive Officers of the Registrant.

Our executive officers and directors and their ages and years of service as of December 31, 2004 are as follows:

Name	Age	Years of Service	Position(s)
Executive Officers:
Clifford D. Williams	57	8	Chairman of the Board and Founder
Richard A. Smith	54	6	Director, President and Chief Executive Officer
Geoffrey M. Boyd	37	4	Chief Financial Officer
Robert E. Pickens	44	8	Executive Vice President, Marketing
David A. Kunde	45	5	Executive Vice President, Engineering and Network Operations
Arlin B. Goldberg	48	8	Executive Vice President, Information Technology
J. Jeffery Oxley	50	5	Executive Vice President, Law and Policy
Steven K. Wachter	43	5	Executive Vice President, Sales
Non-Management Directors:
James P. TenBroek(1)(2)	43	4	Director
Marvin C. Moses(3)	60	5	Director
Mark E. Nunnelly(1)	46	5	Director
Ian K. Loring(3)(2)	38	3	Director
Peter M. Van Genderen(1)(2)	39	7	Director

(1)          Member of the Compensation Committee.

(2)          Member of the Steering Committee.

(3)          Member of the Audit Committee.

Executive Officers

Clifford D. Williams is our founder, and has served as chairman of the board since July 1996. He also served as our chief executive officer from July 1996 to August 2003 and as president from July 1996 to April 2000. From September 1995 to July 1996, Mr. Williams was raising capital for the formation of the Company. From March 1992 to September 1995, Mr. Williams was president and chief executive officer of Enhanced Telemanagement Incorporated, an integrated communications provider that offered a full line of communications products and services to small businesses in Minnesota, Washington, Oregon, Illinois and Ohio. From 1971 to 1991, Mr. Williams held a variety of senior management positions in the cable television industry, leading to vice president and general manager for Rogers Communications Inc. in Minneapolis.

Richard A. Smith has served as our chief executive officer since August 2003, as president since April 2000 and as a member of the board of directors since July 2000. He also served as our chief financial officer from October 1998 to April 2000 and as chief operating officer from March 1999 to July 2003. From 1972 to 1998, Mr. Smith held various positions at Frontier, including controller, chief information officer, president of Frontier Information Technologies, vice president of Midwest Telephone Operations, network plant operations director, director of business development and vice president of financial management.

Geoffrey M. Boyd has served as our chief financial officer since March 2000. From November 1998 to March 2000, Mr. Boyd was chief financial officer of Logix Communications Enterprises, Inc. From September 1997 to November 1998, Mr. Boyd was director of mergers and acquisitions and strategic planning for Dobson Communications Corporation, the parent company of Logix. From August 1996 to September 1997 he was a vice president at MLC Industries, Inc., a company that has managed several cellular and paging companies. From January 1996 to September 1996, Mr. Boyd worked at a start-up cellular acquisition company. From November 1994 to December 1995, he served as a vice president at Shawmut Bank.

Robert E. Pickens has served as our executive vice president of marketing since April 1996. Prior to that, from July 1995 to March 1996, Mr. Pickens served as general manager of local services and operations for Frontier. From June 1990 to June 1995, Mr. Pickens served as marketing manager and marketing director for ETI.

David A. Kunde has served as our executive vice president of engineering and network operations since July 2001. Prior to that, from May 1999, he was our vice president of operations and technology planning. From 1994 until May 1999, Mr. Kunde held the positions of vice president of network engineering and director of network engineering and operations at Citizens Communications. From 1986 to 1994, Mr. Kunde held a variety of positions with Frontier.

Arlin B. Goldberg has served as our executive vice president of information technology since October 1996. Previously, from July 1995 to October 1996, Mr. Goldberg was the director of information services at Frontier, and from February 1993 to July 1995 Mr. Goldberg was the director of information services at ETI.

Steven K. Wachter has served as our executive vice president of sales since August 1999. Prior to joining us, Mr. Wachter served in a variety of capacities at Ameritech Corporation since October 1994, including director of business sales for Wisconsin, East Region GM/director of small business marketplace, general manager/director of premises sales, and director of sales programming.

J. Jeffery Oxley has served as our executive vice president of law and policy since May 2003. Since joining us in September 1999, he has also served as our vice president, general counsel and director of regulatory affairs. Prior to joining us, from September 1995 to September 1999, Mr. Oxley served as assistant attorney general for the State of Minnesota.

Non-Management Directors

Marvin C. Moses has served as a member of the board of directors since January 1999. He is presently on the advisory board of the University of Illinois Center for Entrepreneurial Development, which he joined in 2004. Mr. Moses is a private investor and has acted as a communications consultant from 1996 to the present. From 1988 to 1996, Mr. Moses served as executive vice president and chief financial officer of ALC Communications/Frontier. Mr. Moses was the senior vice president and chief financial officer at Cable & Wireless Communications US operations from 1982 to 1988.

Mark E. Nunnelly has served as a member of the board of directors since September 1999. Mr. Nunnelly is a managing director at Bain Capital, a leading global private investment firm based in Boston. Prior to joining Bain Capital in 1990, Mr. Nunnelly was a partner of Bain & Company. Mr. Nunnelly serves on the board of directors of a number of companies and non-profit organizations, including Houghton-Mifflin Company, Domino’s Pizza, Warner Music and DoubleClick.

Peter M. Van Genderen has served as a member of the board of directors since December 1997. Mr. Van Genderen is a partner with Stolberg Equity Partners, which he joined in 1996. From 1990 to 1995, he was employed by UniLink Software, Inc. where he served as its general manager. Previously, Mr. Van Genderen worked in corporate finance at Bankers Trust Company, where he was responsible for structuring acquisition and merchant banking transactions. Mr. Van Genderen’s other directorships include Alpine Access, Inc. and Central Security Group, Inc.

James P. TenBroek has served as a member of the board of directors since November 2000. Mr. TenBroek is a managing director at Wind Point Partners. Prior to joining Wind Point in 1997, Mr. TenBroek was an investment professional at GTCR, Inc. and previously had been an engineering manager at Hewlett-Packard Company and a consultant with the Boston Consulting Group. Mr. TenBroek serves on the boards of directors of LDMI Telecommunications, Inc., Network Telephone, Inc., V-SPAN, Inc. and U.S. Security Associates, Inc.

Ian K. Loring has served as a member of the board of directors since August 2001. Mr. Loring has been a managing director of Bain Capital, Inc. since 1999. Prior to joining Bain, Mr. Loring was a vice president with Berkshire Partners.

Board Committees

Our by-laws provide that our board of directors may designate one or more board committees. We currently have an audit committee, a compensation committee and a steering committee.

Our audit committee comprises Messers. Moses and Loring and performs the following functions:

•        recommends to our board of directors the independent auditors to conduct the annual audit of our books and records;

•        reviews the proposed scope and results of the audit;

•        approves the audit fees to be paid;

•        reviews accounting and financial controls with the independent public accountants and our financial and accounting staff; and

•        reviews and approves transactions between us and our directors, officers and affiliates.

Mr. Moses is an audit committee financial expert and is an independent director.

Our compensation committee comprises Messers. Nunnelly, Van Genderen and TenBroek and performs the following functions:

•        reviews and recommends approval by the board for compensation and benefit plans;

•        establishes and reviews general compensation policies with the objective to attract and retain superior talent, to reward individual performance and to achieve our financial goals;

•        administers our stock option plans and grants; and

•        evaluates and assesses executive performance.

Our steering committee comprises Messers. Van Genderen, Loring and TenBroek and performs the following functions:

•        evaluates merger and acquisition opportunities;

•        evaluates financing options and opportunities; and

•        evaluates business plans, strategies and tactics.

Section 16(a) Beneficial Ownership Reporting Compliance

During fiscal year 2004, the following reporting persons had late Form 3 filings:

Bain Capital Fund VI, L.P.

Geoffrey M. Boyd

Robert E. Pickens

David A. Kunde

Arlin B. Goldberg

J. Jeffrey Oxley

Steven K. Wachter

Peter M. Van Genderen

Anthony J. Cassara

Marvin C. Moses

Clifford D. Williams

Richard A. Smith

Mark E. Nunnelly

James A. TenBroek

Ian K. Loring

Stolberg Parners LP

Wind Point Partners IV, L.P.

Code of Ethics

We adopted a Code of Ethics that applies to all employees, our executive officers and directors. Our Code of Ethics is filed as an exhibit to this annual report. It is also available on our website at www.eschelon.com.

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Ethics by posting such information on our website at the address specified above.

Item 11.                 Executive Compensation.

The following table summarizes the compensation earned by our chief executive officer and the other four most highly paid executive officers whose total salary and bonus exceeded $100,000 for 2004. We refer to these individuals as our named executive officers.

Summary Compensation Table

	Annual Compensation			Long-Term Compensation Awards
Name and Principal Position	Year	Salary	Bonus	Restricted Stock Awards	Shares Underlying Options
Clifford D. Williams(1)	2004	$330,335	$243,071	$—	50,000
Chairman of the Board	2003	285,441	30,873	—	2,755,786
	2002	267,825	160,710	—
Richard A. Smith(2)	2004	311,697	261,863	—	150,000
President and Chief Executive Officer	2003	239,993	75,544	—	2,483,337
	2002	220,473	255,225	—
Geoffrey M. Boyd	2004	197,886	94,812	—	25,000
Chief Financial Officer	2003	181,502	13,401	13,500	342,754
	2002	178,414	80,285	—
David A. Kunde	2004	186,787	70,560	—	25,000
Executive Vice President, Engineering and	2003	183,451	9,837	13,166	202,243
Network Operations	2002	175,135	52,540	—
Steven K. Wachter	2004	187,952	70,284	—	15,000
Executive Vice President, Sales	2003	166,350	9,168	8,093	141,110
	2002	152,100	45,630	—

(1)          Prior to August 14, 2003, Mr. Williams served as chief executive officer.

(2)          Mr. Smith became chief executive officer on August 14, 2003.

Option Grants

The table below contains information concerning the grant of options to purchase shares of our common stock to each of the named executive officers during 2004. All options were granted at or above fair market value as determined by the board of directors on the date of grant.

Option Grants in Last Fiscal Year

	Individual Grants
		Percent of
	Number of	Total			Potential Realizable
	Securities	Options			Value at Assumed
	Underlying	Granted to	Exercise		Annual Rates of Stock Price
	Options	Employees	Price	Expiration	Appreciation for Option Term(3)
Name	Granted	in 2004(1)	($/Share)(2)	Date	5%	10%
Clifford D. Williams	50,000	3.6%	$0.10	5/20/2014	$3,144	$7,969
Richard A. Smith	150,000	10.9%	$0.10	5/20/2014	9,433	23,906
Geoffrey M. Boyd	25,000	1.8%	$0.10	5/20/2014	1,572	3,984
David A. Kunde	—	—	—	—	—	—
Steven K. Wachter	15,000	1.1%	$0.10	5/20/2014	943	2,391

(1)          The percentage of total options granted to employees is based on an aggregate of 1,376,384 shares subject to options granted to our employees in 2004.

(2)          The exercise price per share reflects the fair market value of the common stock at the time of issuance.

(3)          The options have ten-year terms, subject to earlier termination upon death, disability or termination of employment. The potential realizable value is calculated based on the term of the option at the time of grant. Stock price appreciation of 5% and 10% is assumed pursuant to rules promulgated by the SEC and does not represent our prediction of our stock price performance. The potential realizable values at 5% and 10% appreciation are calculated by assuming that the exercise price on the date of grant represents the fair value of a share of common stock on that date, that the value appreciates annually at the indicated rate for the entire term of the option and that the option is exercised at the exercise price and sold on the last day of its term at the appreciated price.

Year-End Options

The following table shows information the exercisable and unexercisable stock options held as of December 31, 2004 by each named executive officer.

2004 Year-End Options

	Number of Unexercised Options at December 31, 2004(1)
	Exercisable	Unexercisable
Clifford D. Williams	1,489,353	1,316,433
Richard A. Smith	1,482,536	1,150,801
Geoffrey M. Boyd	142,101	225,653
David A. Kunde	80,896	121,347
Steven K. Wachter	59,443	96,667

(1)          Excludes restricted stock awards.

Compensation Committee Interlocks and Insider Participation

The members of our compensation committee are Messrs. Nunnelly, Van Genderen and TenBroek. None of our executive officers has served as a member of a compensation committee (or other committee serving an equivalent function) of any other entity whose executive officers serve as a director of our company or member of our compensation committee.

Compensation of Directors

In February 2003, five of our current and former directors received shares of our restricted common stock, valued at $0.05 per share, as compensation for service on our board of directors for the years 2002 and 2003, as follows: Marvin C. Moses received 410,653 shares; Anthony J. Cassara, a former director who resigned in December 2004, received 25,100 shares; Peter M. Van Genderen received 16,753 shares; Alan J. Glazer, a former director who resigned in March 2004, received 5,100 shares and Tanksukh V. Ganatra, a former director who resigned in December 2002, received 34,000 shares. In addition, Mr. Glazer received $33,000 in cash consideration for services provided during 2003. In May 2004, two of our current and former directors received shares of our common stock, valued at $0.10 per share, as compensation for service on our board of directors for the year 2004, as follows: Anthony J. Cassara, a former director who resigned in December 2004, received 63,802 shares; and Marvin C. Moses received 76,563 shares. We also reimburse our directors for reasonable expenses they incur to attend board and committee meetings.

Board Compensation Committee Report on Executive Compensation

COMPENSATION COMMITTEE REPORT ON
EXECUTIVE COMPENSATION
for the Year Ended December 31, 2004
Date of Report: March 30, 2005

The Compensation Committee of the board of directors consists entirely of non-employee directors. The Compensation Committee is responsible for setting and administering the policies that govern annual executive salaries, bonuses and stock ownership programs. The Committee annually evaluates the performance, and determines the compensation, of the Chief Executive Officer and the other executive officers of the Company based upon a mix of the achievement of corporate goals, individual performance and comparison with other companies in our industry.

The Compensation Committee’s goals with respect to executive officers, including the Chief Executive Officer, are to provide compensation sufficient to attract, motivate and retain executives of outstanding ability and potential, and to establish and maintain an appropriate relationship between executive compensation and the creation of shareholder value. When determining adjustments to an individual’s compensation package, the Compensation Committee evaluates the importance to stockholders of that person’s continued service. The compensation programs for our executives established by the Compensation Committee consist of three elements tied to the foregoing objectives: base salary, annual cash bonus, and stock-based equity incentives achieved primarily through participation in our stock option plans. Our compensation philosophy is to be competitive with comparable and directly competitive companies in order to attract, retain, and motivate highly qualified employees. To this end, we have adjusted the mix of the compensation components from year to year according to the Company’s performance.

BASE SALARY.   Salaries for 2004 were set based on the foregoing factors and after review of industry comparables. The Company’s philosophy is to maintain executive base salary at a competitive level sufficient to recruit individuals possessing the skills and values necessary to achieve the Company’s vision and mission over the long term. Each individual’s base salary is determined by the Compensation Committee after considering a variety of factors that make up market value and prospective value to the Company, including the knowledge, experience and accomplishments of the individual, the individual’s level of responsibility, and the typical compensation levels for individuals with similar credentials. The Compensation Committee may, considering the advice of Company management, change the salary of an individual on the basis of its judgment for any reason, including the performance of the individual or the Company, changes in responsibility and changes in the market for executives with similar credentials. Determinations of appropriate base salary levels and other compensation elements are generally made through consideration of a variety of industry studies and surveys as well as by monitoring developments in the Company’s industry.

CASH BONUS.   Bonuses are awarded for accomplishments during the past year. Bonuses are determined by the Compensation Committee, with advice from Company management, based upon an established Company bonus plan that compares Company financial performance against a Board-approved budget. The annual bonuses earned by each of the named executive officers for the past three years are shown above, in the Summary Compensation Table.

STOCK OPTIONS.   Stock options are a fundamental element in the Company’s compensation program because they emphasize long-term company performance, as measured by creation of stockholder value, and foster a commonality of interest between stockholders and employees. Options are generally granted to all regular full-time and part-time employees, and particularly to key employees likely to contribute significantly to the Company. In determining the size of an option grant to an executive officer, the Compensation Committee considers competitive factors, changes in responsibility and the executive officer’s achievement of individual pre-established goals. Such options are granted at 100% of the fair market value on the date of grant. The Company generally awards options to officers at regular intervals, but other awards may be made as well. Some of the Company’s option plans provide for option grants to members of the board. Options granted to employees generally vest over periods ranging from three to five years after grant. The number of stock options granted to each of the named executive officers in 2004, and the value of these awards, are shown above, in the table entitled Option Grants in Last Fiscal Year.

CHIEF EXECUTIVE COMPENSATION.   The base salary and annual bonus paid to Mr. Smith for 2004 is shown in the Summary Compensation Table included above. Mr. Smith’s base salary as our Chief Executive Officer is based upon his business experience, individual performance and the salary levels paid to chief executive officers of similarly sized companies in our industry. Mr. Smith was also granted options to purchase our stock, as shown in the table entitled Option Grants in Last Fiscal Year. In determining Mr. Smith’s compensation, the Compensation Committee considered the factors described above, as well as the following additional factors: (1) his role in leading the company to strong financial results; (2) his leadership in driving and managing growth initiatives and building organic growth capability; (3) his actions to ensure that the company continues to have strong relationships with its suppliers and vendors, as well as its customers and employees; and (4) his leadership in improving the company’s culture and diversity.

COMPENSATION DEDUCTION LIMIT.   The Compensation Committee has considered the $1 million limit for federal income tax purposes on deductible executive compensation that is not performance based, and believes all executive compensation expenses will be deductible by the Company for the foreseeable future.

This report on executive compensation for 2004 is provided by the undersigned members of the Compensation Committee of the Board of Directors.

Mark E. Nunnelly
James P. TenBroek
Peter M. Van Genderen

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our common stock as of February 28, 2005, by:

•       each person known by us to beneficially own more than 5% of our outstanding capital stock;

•       each of our directors and named executive officers; and

•       all directors and executive officers as a group.

Unless otherwise indicated, the address for each stockholder listed is c/o Eschelon Telecom, Inc., 730 Second Avenue, Suite 900, Minneapolis, Minnesota 55402. Except as otherwise indicated, each of the persons named in this table has sole voting and investment power with respect to all the shares indicated.

Share ownership in each case includes shares issuable upon exercise of outstanding options and warrants that are exercisable within 60 days of February 28, 2005, as described in the footnotes below.

Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Shares Beneficially Owned(1)
Bain Capital Fund VI, L.P.(2)	41,706,763	40.77%
Two Copley Place, 7th Floor Boston, MA 02116
Wind Point Partners IV, L.P.(3)	33,329,602	32.58%
One Towne Square, Suite 780 Southfield, MI 48076
Stolberg Partners, L.P.(4)	15,667,675	15.32%
370-17th Street, Suite 4240 Denver, CO 80202
Clifford D. Williams(6)	1,947,093	1.87%
Richard A. Smith(7)	1,753,439	1.69%
Geoffrey M. Boyd(8)	473,652	*
Steven K. Wachter(9)	244,532	*
David A. Kunde(10)	379,674	*
Marvin C. Moses(11)	687,216	*
James P. TenBroek(3)(12)	33,329,602	32.59%
Mark E. Nunnelly(2)(13)	41,706,763	40.77%
Ian K. Loring(2)(14)	41,706,763	40.77%
Peter M. Van Genderen(4)(15)	15,684,428	15.33%
All executive officers and directors as a group (13 members)(16)	96,900,638	90.96%

*                    Less than 1%.

(1)          The percentage of shares beneficially owned was determined based on a fraction. The numerator of such fraction is the sum of (a) the number of outstanding shares of preferred and/or common stock (including restricted common stock issued but not yet fully vested) beneficially owned by such owner and (b) the number of shares of common stock issuable upon exercise of options and warrants beneficially owned by such owner and which are exercisable within 60 days of February 28, 2005. The denominator of such fraction is the sum of (a) the aggregate number of shares of preferred and common stock outstanding on February 28, 2005 (which was 102,300,344 total shares) plus (b) the aggregate number of shares of common stock issuable upon exercise of options and warrants beneficially owned by such owner and which are exercisable within 60 days of February 28, 2005.

(2)          Includes 4,494,471 shares of stock owned by BCIP Associates II, 1,683,732 shares of stock owned by BCIP Associates II-C, 732,804 shares of stock owned by BCIP Trust Associates II, 649,392 shares of stock owned by BCIP Associates II-B and 986,687 shares of stock owned by BCIP Trust Associates II-B, 108,034 shares of stock owned by PEP Investments PTY Ltd., 16,843 shares of stock owned by Sankaty High Yield Asset Partners, L.P., 413,216 shares of stock owned by Randolf Street Partners IV, L.P., and 416,932 shares of stock owned by RGIP, LLC, affiliates of Bain Capital Fund VI, L.P. Bain Capital Fund VI, L.P. disclaims beneficial interest in those shares except to the extent of its pecuniary interest in each entity.

(3)          Includes 122,074 shares of stock owned by Wind Point Associates IV, L.P. and 241,662 shares of stock owned by Wind Point Executive Advisor Partners, L.P., affiliates of Wind Point Partners IV, L.P. Wind Point Partners IV, L.P. disclaims beneficial interest in those shares except to the extent of its pecuniary interest in each entity.

(4)          Includes 5,920,397 shares owned by SMS II-A, L.P. and 2,282,858 shares of stock owned by Stolberg, Meehan & Scano II, L.P., affiliates of Stolberg Partners, L.P., 2,783 shares of stock owned by 780 Partners, a Wisconsin general partnership, an affiliate of Stolberg Partners, L.P., 1,877 shares of stock owned by Larry Walker, an affiliate of Stolberg Partners, L.P., 1,766 shares of stock owned by Lawrence Freeborg, an affiliate of Stolberg Partners, L.P., 905 shares of stock owned by Nottingham & Spirk, an affiliate of Stolberg Partners, L.P. and 905 shares of stock owned by Gary Snyder, an affiliate of Stolberg Partners, L.P. Stolberg Partners, L.P. disclaims beneficial interest in those shares except to the extent of its pecuniary interest in each entity.

(5)          Pursuant to an agreement entered into with NTFC Capital Corporation, we redeemed the 6,780,541 shares of our Series A Convertible Preferred Stock held by NTFC Capital Corporation for a purchase price of approximately $5.1 million on December 30, 2004. See the section entitled “The Transactions.”

(6)          Includes 1,914,196 shares of common stock issuable upon exercise of vested options and 32,897 shares of common stock beneficially owned by the C&M Family Limited Partnership. Mr. Williams shares voting and dispositive control over those shares beneficially owned by the C&M Family Limited Partnership and disclaims beneficial interest in those shares except to the extent of his pecuniary interest.

(7)          Includes 1,753,439 shares of common stock issuable upon exercise of vested options.

(8)          Includes 203,652 shares of common stock issuable upon exercise of vested options and 270,000 shares of restricted common stock issued but not yet fully vested.

(9)          Includes 82,665 shares of common stock issuable upon exercise of vested options and 161,867 shares of restricted common stock issued but not yet fully vested.

(10)   Includes 116,345 shares of common stock issuable upon exercise of vested options and 263,329 shares of restricted common stock issued but not yet fully vested.

(11)   Includes 410,653 shares of restricted stock issuable once fully vested, 176,563 shares of stock and 100,000 shares of stock beneficially owned by the Moses Family Limited Partnership. Mr. Moses, a director, shares voting and dispositive control over those shares beneficially owned by the Moses Family Limited Partnership and disclaims beneficial interest in those shares except to the extent of his pecuniary interest. The address of Mr. Moses is P.O. Box 6506, Snowmass Village, CO 81615.

(12)   Includes 33,329,602 shares of stock beneficially owned by Wind Point Partners IV, L.P. Mr. TenBroek, a director, is a managing director of Wind Point Partners IV, L.P. Mr. TenBroek shares voting and dispositive control over shares beneficially owned by Wind Point Partners IV, L.P. and disclaims beneficial interest in those shares except to the extent of his pecuniary interest. Mr. Ten Broek’s address is c/o Wind Point Partners, One Towne Square, Suite 780, Southfield, MI 48076

(13)   Includes 41,706,763 shares of stock beneficially owned by Bain Capital Fund VI, L.P. Mr. Nunnelly, a director, is a managing director of Bain Capital Fund VI, L.P. Mr. Nunnelly shares voting and dispositive control over shares beneficially owned by Bain Capital Fund VI, L.P. and disclaims beneficial interest in those shares except to the extent of his pecuniary interest. Mr. Nunnelly’s address is c/o Bain Capital Fund VI, L.P., Two Copley Place, 7th Floor, Boston, MA 02116

(14)   Includes 41,706,763 shares of stock beneficially owned by Bain Capital Fund VI, L.P. Mr. Loring, a director, is a managing director of Bain Capital Fund VI, L.P. Mr. Nunnelly shares voting and dispositive control over shares beneficially owned by Bain Capital Fund VI, L.P. and disclaims beneficial interest in those shares except to the extent of his pecuniary interest. Mr. Loring’s address is c/o Bain Capital Fund VI, L.P., Two Copley Place, 7th Floor, Boston, MA 02116.

(15)   Includes 16,753 shares of restricted common stock issued but not yet fully vested and 15,667,675 shares of stock beneficially owned by Stolberg Partners, L.P. and by Stolberg, Meehan & Scano II, L.P., an affiliate of Stolberg Partners, L.P. Mr. Van Genderen, a director, is a principal of Stolberg Partners, L.P. and Stolberg, Meehan & Scano II, L.P. and shares voting and dispositive control over the shares they hold to the extent of his pecuniary interest. The address of Mr. Van Genderen is c/o Stolberg Partners, L.P. 370-17th Street, Suite 4240, Denver, CO 80202.

(16)   The aggregate number of options exercisable within 60 days of February 28, 2005, for all executive officers and directors is 4,229,710.

Item 13.                 Certain Relationships and Related Transactions.

Issuances of Securities

Compensation of Directors.

In May 2004, the following common shares, valued at $0.10 per share, were issued as compensation for service on our board of directors:

Name of Director	Number of Shares Acquired
Marvin C. Moses	76,563
Anthony J. Cassara	63,802

Sale of Series B Convertible Preferred Stock.   In connection with the ATI Acquisition and to provide operating cash, we issued a total of 20,000,000 shares of Series B Convertible Preferred Stock at a price of $0.75 per share on December 30, 2004 to the following of our principal stockholders:

Name of Stockholder	Date of Purchase	Number of Preferred Shares
Bain Capital Fund VI, L.P.(1)	December 30, 2004	9,821,104
Wind Point Partners IV, L.P.(2)	December 30, 2004	7,920,816
SMS II-A, L.P.(3)	December 30, 2004	1,200,000

(1)          Includes affiliated Bain entities

(2)          Includes affiliated Wind Point entities

(3)          Includes affiliated Stolberg entities

Advisory Agreement

In March 2004, we entered into an advisory agreement with Bain Capital, Wind Point Partners and Stolberg Equity Partners, three of our principal stockholders, under which we agreed to pay each of them $50,000 per year for consulting and advisory services.

Employment Agreements

We have executed employment agreements with the following of our named executive officers:

Mr. Smith serves as our president and chief executive officer. His annual base salary is $339,775 and he is eligible to receive an annual performance-based bonus up to 120% of his base salary, determined at the discretion of the board of directors or compensation committee. In the event of a change in control of our company, Mr. Smith could receive a payment of up to $1,750,000 in exchange for his transfer to us of all of his stock options. The amount of payment is based on the return of Bain Capital, Wind Point Partners and Stolberg Equity Partners.

Mr. Boyd serves as our chief financial officer. He receives a base salary of $195,225 per year and he is eligible to receive an annual performance-based bonus up to 75% of his annual base salary, determined at the discretion of the board of directors or compensation committee.

Mr. Kunde serves as our executive vice president of engineering and network operations. He receives a base salary of $181,317 and he is eligible to receive an annual performance-based bonus up to 75% of his annual base salary, determined at the discretion of the board of directors or compensation committee.

Mr. Wachter serves as our executive vice president of sales. He receives a base salary of $183,872 and he is eligible to receive an annual performance-based bonus up to 75% of his annual base salary, determined at the discretion of the board of directors or compensation committee.

Item 14.                 Principal Accounting Fees and Services.

The following table is a summary of the fees billed to Eschelon Telecom, Inc. by Ernst & Young LLP for professional services rendered for the fiscal years ended December 31, 2003 and December 31, 2004:

Type of Fee	Fiscal 2003	Fiscal 2004
Audit Fees	$107,500	$354,734
Audit-Related Fees	9,500	18,500
Tax Fees	130,421	103,430
Other Fees	—	—

Audit-Related Fees.   Audit-related fees are for assurance services for our 401(k) employee benefit plan.

Tax Fees.   Tax fees are for tax compliance services related to our federal and state income tax returns.

Audit Committee Pre-Approval Policies and Procedures.

The Audit Committee pre-approves all audit and non-audit services provided by the independent auditors and will not engage the independent auditors to perform non-audit services prohibited by law or regulation. The Committee may delegate pre-approval authority to a member of the Audit Committee. The decisions of any Committee member to whom pre-approval authority is delegated must be presented to the full Committee at its next scheduled meeting. All fees for 2003 and 2004 were approved by the Committee.

PART IV

Item 15.                 Exhibits, Financial Statement Schedules.

(a)	Documents filed as part of the report:
(1)	Schedule II—Valuation of Qualifying Accounts and Reserves. All other supplemental schedules are omitted because of the absence of conditions under which they are required.
(2)	Report of Independent Registered Public Accounting Firm	F-2
	Consolidated Balance Sheets as of December 31, 2003 and 2004	F-3
	Consolidated Statements of Operations for the years ended December 31, 2002, 2003 and 2004	F-4
	Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2002, 2003 and 2004	F-5
	Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2003 and 2004	F-6
	Notes to Consolidated Financial Statements	F-7
(3)	Exhibits
(b)	Exhibits:

The following exhibits are filed or incorporated by reference as stated below:

Exhibit Number	Description
3.1	Sixth Amended and Restated Certificate of Incorporation of Eschelon Telecom, Inc. filed on December 29, 2004.
3.2*	By-Laws of Eschelon Telecom, Inc.
4.1*	Fourth Amended and Restated Stockholders Agreement dated June 27, 2002.
4.1.2	Amendment No. 1 to Fourth Amended and Restated Stockholders Agreement dated December 23, 2004 (relating to Exhibit 4.1)
4.2*	Eschelon Telecom, Inc. 2002 Stock Incentive Plan.
4.3*	Form of Incentive Stock Option Grant Agreement Under the Eschelon Telecom, Inc. 2002 Stock Incentive Plan.
4.4*	Form of Nonstatutory Stock Option Grant Agreement Under the Eschelon Telecom, Inc. 2002 Stock Incentive Plan.
4.5*	Form of Restricted Stock Grant Agreement Under the Eschelon Telecom, Inc. 2002 Stock Incentive Plan.
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
4.14+

Registration Rights Agreement dated November 29, 2004 by and among Jefferies & Company, Inc.; Eschelon Operating Company; Eschelon Telecom, Inc.; Eschelon Telecom of Minnesota, Inc.; Eschelon Telecom of Washington, Inc.; Eschelon Telecom of Colorado, Inc.; Eschelon Telecom of Nevada, Inc.; Eschelon Telecom of Utah, Inc.; Eschelon Telecom of Oregon, Inc.; and Eschelon Telecom of Arizona, Inc.

4.15+	Supplemental Indenture dated November 29, 2004 by and among Eschelon Operating Company, the guarantors party thereto and The Bank of New York Trust Company, N.A., as Trustee.
4.16+	Supplemental Indenture dated December 31, 2004 by and among Eschelon Operating Company, the guarantors party thereto and The Bank of New York Trust Company, N.A., as Trustee.
4.17+	Supplemental Indenture dated January 20, 2005 by and among Eschelon Operating Company, the guarantors party thereto and The Bank of New York Trust Company, N.A., as trustee.
4.18	Redemption Agreement as of October 13, 2004, by and between NTFC Capital Corporation and Eschelon Telecom, Inc.
10.1*	Change-in-Control Severance Pay and Employment Agreement dated November 22, 2002 by and between Eschelon Telecom, Inc. and Richard A. Smith.
10.2*	Employment Offer Letter dated March 7, 2000 from Eschelon Telecom, Inc. to Geoffrey M. Boyd.
10.2.1*	Severance Pay Letter Agreement dated November 14, 2002 by and between Eschelon Telecom, Inc. and Geoffrey M. Boyd.
10.3*	Change-in-Control Severance Pay Agreement dated April 21, 1999 by and between Advanced Telecommunications, Inc. and David A. Kunde.
10.4*	Employment Offer Letter dated July 19, 1999 from Eschelon Telecom, Inc. to Steven K. Wachter.
10.5*	Stock Restriction Agreement dated February 7, 2003 between Eschelon Telecom, Inc. and Marvin C. Moses.
10.6*	Stock Restriction Agreement dated February 7, 2003 between Eschelon Telecom, Inc. and Anthony J. Cassara.
10.7*	Stock Restriction Agreement dated February 7, 2003 between Eschelon Telecom, Inc. and Peter M. Van Genderen.
10.8*	Carrier Global Services Agreement dated July 28, 2000 by and between MCI WorldCom Communications, Inc. and Eschelon Telecom, Inc.
10.8.1*	First Amendment dated June 20, 2001 to Carrier Global Services Agreement dated July 28, 2000 by and between MCI WorldCom Communications, Inc. and Eschelon Telecom, Inc.
10.8.2*	Second Amendment dated April 8, 2002 to Carrier Global Services Agreement dated July 28, 2000 by and between MCI WorldCom Communications, Inc. and Eschelon Telecom, Inc.
10.8.3*	Third Amendment dated April 1, 2003 to Carrier Global Services Agreement dated July 28, 2000 by and between MCI WorldCom Communications, Inc. and Eschelon Telecom, Inc.
10.8.4*	WorldCom Internet Dedicated Service Agreement and Service Order Form dated June 12, 2003.

10.8.5*	WorldCom Internet Dedicated Service Agreement and Service Order Form dated January 23, 2004.
10.8.6*	WorldCom Internet Dedicated T3 Price-Protected Agreement dated July 26, 2001.
10.8.7*	WorldCom Wholesale Dedicated Internet Pricing Sheet
10.9*	Carrier Service Agreement dated August 25, 2000 between Global Crossing Bandwidth, Inc. and Eschelon Telecom, Inc.
10.9.1*	Amendment #1 dated November 10, 2000 to Carrier Service Agreement dated August 25, 2000 between Global Crossing Bandwidth, Inc. and Eschelon Telecom, Inc.
10.9.2*	Amendment #2 dated January 2, 2001 to Carrier Service Agreement dated August 25, 2000 between Global Crossing Bandwidth, Inc. and Eschelon Telecom, Inc.
10.9.3*	Amendment #3 dated June 25, 2001 to Carrier Service Agreement dated August 25, 2000 between Global Crossing Bandwidth, Inc. and Eschelon Telecom, Inc.
10.9.4*	Amendment #4 dated July 17, 2001 to Carrier Service Agreement dated August 25, 2000 between Global Crossing Bandwidth, Inc. and Eschelon Telecom, Inc.
10.9.5*	Amendment #5 dated April 25, 2002 to Carrier Service Agreement dated August 25, 2000 between Global Crossing Bandwidth, Inc. and Eschelon Telecom, Inc.
10.9.6*	Amendment #6 dated July 12, 2002 to Carrier Service Agreement dated August 25, 2000 between Global Crossing Bandwidth, Inc. and Eschelon Telecom, Inc.
10.9.7*	Amendment #7 dated March 26, 2004 to Carrier Service Agreement dated August 25, 2000 between Global Crossing Bandwidth, Inc. and Eschelon Telecom, Inc.
10.10*	Advisory Agreement dated March 15, 2004 among Eschelon Telecom, Inc.; Bain Capital Investors, LLC; Wind Point Advisor, L.L.C.; and Stolberg, Meehan & Scano, L.L.C.
10.11*	Lease of Office Space by and between St. Paul Properties, Inc. and Eschelon Telecom, Inc. dated as of November 18, 2003.
10.12*	Lease Agreement by and between Timeshare Systems, Inc. and Advanced Telecommunications, Inc. dated March 3, 1999.
10.13*	Lease For Storage dated July 30, 1996 by and between T.H.S. Northstar Associates Limited Partnership and Fishnet.com, Inc.
10.13.1*	First Amendment dated March 10, 1998 of Lease for Storage dated July 30, 1996 by and between T.H.S. Northstar Associates Limited Partnership and Fishnet.com, Inc.
10.13.2*	Second Amendment dated March 27, 1998 of Lease for Storage dated July 30, 1996 by and between T.H.S. Northstar Associates Limited Partnership and Fishnet.com, Inc.
10.13.3*	Third Amendment dated April 30, 1999 of Lease for Storage dated July 30, 1996 by and between T.H.S. Northstar Associates Limited Partnership and Fishnet.com, Inc.
10.13.4*	Fourth Amendment dated October 3, 2000 of Lease for Storage dated July 30, 1996 by and between T.H.S. Northstar Associates Limited Partnership and Fishnet.com, Inc.
10.13.5*	Lease For Storage dated March 6, 2000 by and between T.H.S. Northstar Associates Limited Partnership and Fishnet.com, Inc.
10.13.6*	Lease For Storage dated July 11, 1999 by and between T.H.S. Northstar Associates Limited Partnership and Fishnet.com, Inc.
10.14*	Lease Agreement by and between Duke Realty Limited Partnership and Cady Communications, Inc. dated May 21, 1999.
10.15*	Lease Agreement between Seattle Telecom LLC and Advanced Telecommunications, Inc. dated December 20, 1999.
10.16*	Office Lease by and between Parkside Salt Lake Corporation and Advanced Telecommunications, Inc. dated December 28, 1999.
10.17*	Lease by and between Denver Place Associates Limited Partnership and Eschelon Telecom of Colorado, Inc. dated October 24, 2000.

10.18*	Office Lease by and between SOFI-IV SIM Office Investors II, Limited Partnership and Advanced Telecommunications, Inc. dated December 19, 1999.
10.18.1*	First Amendment dated March 17, 2003 to Lease by and between SOFI-IV SIM Office Investors II, Limited Partnership and Eschelon Telecom, Inc. dated December 19, 1999.
10.19*	Lease by and between Alco Investment Company and Advanced Telecommunications, Inc. dated November 19, 1999.
10.20+	Stock Purchase Agreement dated October 13, 2004, by and between Eschelon Telecom, Inc. and Advanced TelCom Group, Inc.
10.20.1	Amendment to Stock Purchase Agreement dated as of December 30, 2004 (related to Exhibit 10.20)
10.21+	Asset Purchase Agreement dated October 13, 2004 by and between GE Business Productivity Solutions, Inc. and Eschelon Telecom, Inc.
10.22++	Lease Agreement – Commercial Premises by and between Avista Communications of Washington and Yesterday’s Village, Inc. dated September 30, 1999.
10.22.1++	Amended Lease Agreement by and between Advanced TelCom, Inc. and Yesterday’s Village, Inc. dated March 27, 2003.
10.22.2++	Amendment to Lease Agreement by and between Advanced TelCom, Inc. and Yesterday’s Village, Inc. dated 2004.
10.23++	Lease by and between U.S. National Bank of Oregon and Shared Communications Services, Inc. dated March 1, 1996.
10.23.1++	Lease Extension and Assignment Agreement by and between U.S. Bank, N.A., Shared Communications Services, Inc. and Advanced TelCom, Inc. dated June 6, 2001.
10.24++	Lease Agreement by and between Hartmann Limited Partnership & William Ludwig Hartman Marital Trust and Advanced TelCom, Inc. dated August 18, 2000.
10.25++	Lease Agreement by and between Advanced TelCom Group, Inc. and 200 South Virginia Investments, LLC dated July 16, 1999.
10.25.1++	First Amendment to Lease by and between Advanced TelCom Group, Inc. and 200 South Virginia Investments, LLC dated January 10, 1999.
10.25.2++	Second Amendment to Lease by and between Advanced TelCom Group, Inc. and 200 South Virginia Investments, LLC dated August 1, 2001.
10.25.3++	Third Amendment to Lease by and between Advanced TelCom Group, Inc. and 200 South Virginia Investments, LLC dated April 1, 2004.
10.25.4++	Fourth Amendment to Lease by and between Advanced TelCom, Inc. and 200 South Virginia Investments, LLC dated September 2004.
10.26++	Triple-Net Lease Agreement by and between Sunwest Properties II, LLC and Eschelon Telecom, Inc. dated March 11, 2005.
10.27++	Standard Industrial/Commercial Single-Tenant Lease – Net by and between Courthouse Square, LLC and Advanced TelCom Group, Inc. dated January 29, 1999.
10.27.1++	First Amendment to Lease by and between Courthouse Square, LLC and Advanced TelCom Group, Inc. dated August 12, 1999.
10.27.2++	Second Amendment to Lease by and between Kayares International, LLC and Advanced TelCom Group, Inc. dated November 1, 2002.
10.28++	Lease by and between WVB Holdings, LLC and Advanced TelCom, Inc. dated June 10, 2004.
10.29++	Office Building Lease by and between Shaub Properties, Inc. and Advance TelCom Group, Inc. dated March 7, 2000.
10.30++	Office Lease by and between Retro, LLC and Advanced TelCom Group, Inc. dated January 19, 1999.

10.30.1++	Lease Modification Agreement by and between Retro, LLC and Advanced TelCom Group, Inc. dated April 23, 1999.
14.1	Code of Ethics
21.1+	Subsidiaries of Eschelon Telecom, Inc.
31.1	Certification by Richard A. Smith, Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Geoffrey M. Boyd, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Richard A. Smith, Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Geoffrey M. Boyd, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Incorporated herein by reference to Eschelon Telecom, Inc. Registration Statement on Form 10, No. 000-50706.

**             Incorporated herein by reference to Eschelon Operating Company Registration Statement on Form S-4, No. 333-114437.

+                Incorporated herein by reference to Eschelon Operating Company Registration Statement on Form S-4, No. 333-122292.

++  To be filed by amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2005.

ESCHELON TELECOM, INC.
By	/s/ RICHARD A. SMITH
Name:	Richard A. Smith
Title:	President, Chief Executive Officer and Director

Each person whose signature appears below constitutes and appoints Richard A. Smith, Geoffrey M. Boyd and J. Jeffrey Oxley and each of them, his true and lawful attorney-in-fact and agent, with full power and substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact, agent, or his substitute may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RICHARD A. SMITH	President, Chief Executive Officer and Director	March 31, 2005
Richard A. Smith	(Principal Executive Officer)
/s/ GEOFFREY M. BOYD	Chief Financial Officer (Principal Financial and	March 31, 2005
Geoffrey M. Boyd	Accounting Officer)
/s/ CLIFFORD D. WILLIAMS	Chairman of the Board	March 31, 2005
Clifford D. Williams
/s/ MARVIN C. MOSES	Director	March 31, 2005
Marvin C. Moses
/s/ PETER M. VAN GENDEREN	Director	March 31, 2005
Peter M. Van Genderen
/s/ MARK E. NUNNELLY	Director	March 31, 2005
Mark E. Nunnelly
/s/ JAMES P. TENBROEK	Director	March 31, 2005
James P. TenBroek
/s/ IAN K. LORING	Director	March 31, 2005
Ian K. Loring

Eschelon Telecom, Inc.
Schedule II—Valuation and Qualifying Accounts
Years Ended December 31, 2002, 2003 and 2004
(Dollars in thousands)

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Less Deductions	Balance Acquired Through Acquisition on December 31, 2004	Balance at End of Year
Allowance for Doubtful Accounts Receivable:
2002	$3,736	$4,893	$(6,611)	—	$2,018
2003	2,018	1,033	(2,311)	—	739
2004	739	1,567	(1,894)	405	817

CONSOLIDATED FINANCIAL STATEMENTS

Eschelon Telecom, Inc.

Years Ended December 31, 2002, 2003 and 2004

Eschelon Telecom, Inc.
Consolidated Financial Statements
Years Ended December 31, 2002, 2003 and 2004

Report of Independent Registered Public Accounting Firm

The Board of Directors

Eschelon Telecom, Inc.

We have audited the accompanying consolidated balance sheets of Eschelon Telecom, Inc. as of December 31, 2003 and 2004, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eschelon Telecom, Inc. at December 31, 2003 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with United States generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

March 4, 2005

Minneapolis, Minnesota

Eschelon Telecom, Inc.
Consolidated Balance Sheets
(In Thousands)

	December 31,
	2003	2004
Assets
Current assets:
Cash and cash equivalents	$8,606	$26,435
Restricted cash	—	722
Available-for-sale securities	—	6,194
Accounts receivable, net of allowance for doubtful accounts of $739 and $817, respectively	13,537	18,941
Other receivables	2,097	2,976
Inventories	3,169	2,873
Prepaid expenses	2,046	2,410
Total current assets	29,455	60,551
Property and equipment, net	86,777	102,849
Other assets	1,269	1,985
Goodwill	7,168	38,776
Intangible assets, net	29,052	32,958
Total assets	$153,721	$237,119
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$4,582	$8,375
Accrued telecommunication costs	6,939	7,616
Accrued office rent	396	2,336
Accrued interest expense	—	4,070
Other accrued expenses	2,844	5,998
Deferred revenue	3,000	7,300
Accrued compensation expenses	4,261	3,588
Capital lease obligations, current maturities	1,020	1,629
Total current liabilities	23,042	40,912
Long-term liabilities:
Other long-term liabilities	—	630
Capital lease obligations, less current maturities	576	2,824
Notes payable	86,226	137,778
Total liabilities	109,844	182,144
Series A convertible preferred stock, $0.01 par value per share; 100,000,000 shares authorized; issued and outstanding shares—84,306,677 shares in 2003 and 77,526,136 shares in 2004	48,948	48,155
Series B convertible preferred stock, $0.01 par value per share; 25,000,000 shares authorized; 20,000,000 shares issued and outstanding in 2004	—	15,000
Stockholders’ deficit:
Common stock, $0.01 par value per share; 200,000,000 shares authorized; issued and outstanding shares—4,457,579 shares in 2003 and 4,758,518 shares in 2004	45	48
Additional paid-in capital	120,105	115,832
Accumulated other comprehensive income	—	30
Accumulated deficit	(125,167)	(124,056)
Deferred compensation	(54)	(34)
Total stockholders’ deficit	(5,071)	(8,180)
Total liabilities and stockholders’ deficit	$153,721	$237,119

See accompanying notes.

Eschelon Telecom, Inc.
Consolidated Statements of Operations
(Dollars in Thousands, Except per Share Amounts)

	Year Ended December 31,
	2002	2003	2004
Revenue:
Network services	$96,209	$115,482	$131,780
BTS	25,659	25,614	26,316
	121,868	141,096	158,096
Cost of revenue:
Network services	39,493	45,037	47,354
BTS	16,053	15,784	15,979
	55,546	60,821	63,333
Gross profit:
Network services	56,716	70,445	84,426
BTS	9,606	9,830	10,337
	66,322	80,275	94,763
Operating expenses:
General and administrative	42,660	39,297	41,755
Sales and marketing	26,260	26,955	27,500
Depreciation and amortization	25,261	30,099	31,105
Operating loss	(27,859)	(16,076)	(5,597)
Other income (expense):
Interest income	379	168	124
Interest expense	(5,729)	(1,754)	(11,452)
Gain on extinguishment of debt	53,549	—	18,195
Other income (expense)	(147)	484	(155)
Income (loss) before income taxes	20,193	(17,178)	1,115
Income taxes	(50)	(28)	(4)
Net income (loss)	20,143	(17,206)	1,111
Less preferred stock dividends and premium paid on redemption of preferred stock	(2,701)	(3,426)	(4,292)
Net income (loss) applicable to common stockholders	$17,442	$(20,632)	$(3,181)
Per share amounts (basic and diluted):
Net income (loss)	$10.90	$(5.21)	$(0.82)
Weighted average number of shares outstanding:
Basic and diluted	1,599,950	3,962,842	3,893,907

See accompanying notes.

Eschelon Telecom, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
(Dollars in Thousands)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Deferred
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Compensation	Total
Balance at December 31, 2001	27,509,342	$ 275	3,054,658	$ 30	$ 130,845	$ 372	$ (128,104)	$ (86)	$ 3,332
Corporate restructuring and cancellation of stock warrants and stock options	(27,509,342)	(275)	(1,454,658)	(14)	90	—	—	70	(129)
Accumulated dividends in connection with preferred stock	—	—	—	—	(2,701)	—	—	—	(2,701)
Fees associated with preferred stock offering	—	—	—	—	(4,747)	—	—	—	(4,747)
Forfeiture of common stock after corporate restructuring	—	—	(9,960)	—	—	—	—	—	—
Change in fair value of interest rate swap	—	—	—	—	—	38	—	—	38
Termination of interest rate swap agreement	—	—	—	—	—	(410)	—	—	(410)
Amortization of deferred compensation	—	—	—	—	—	—	—	16	16
Net income for the year	—	—	—	—	—	—	20,143	—	20,143
Balance at December 31, 2002	—	—	1,590,040	16	123,487	—	(107,961)	—	15,542
Forfeiture of common stock after corporate restructuring	—	—	(893)	—	—	—	—	—	—
Accumulated dividends in connection with preferred stock	—	—	—	—	(3,426)	—	—	—	(3,426)
Fees associated with 2002 sale of preferred stock	—	—	—	—	(70)	—	—	—	(70)
Issuance of restricted common stock	—	—	2,484,979	25	99	—	—	(124)	—
Stock options exercised	—	—	383,452	4	15	—	—	—	19
Amortization of deferred compensation	—	—	—	—	—	—	—	70	70
Net loss for the year	—	—	—	—	—	—	(17,206)	—	(17,206)
Balance at December 31, 2003	—	—	4,457,578	45	120,105	—	(125,167)	(54)	(5,071)
Accumulated dividends in connection with preferred stock	—	—	—	—	(3,435)	—	—	—	(3,435)
Series A convertible preferred stock redemption	—	—	—	—	(857)	—	—	—	(857)
Issuance of restricted common stock	—	—	140,365	1	13	—	—	—	14
Stock options exercised	—	—	160,575	2	6	—	—	—	8
Unrealized gain on investments	—	—	—	—	—	30	—	—	30
Amortization of deferred compensation	—	—	—	—	—	—	—	20	20
Net income for the year	—	—	—	—	—	—	1,111	—	1,111
Balance at December 31, 2004	—	—	4,758,518	$ 48	$ 115,832	$ 30	$ (124,056)	$ (34)	$ (8,180)

See accompanying notes.

Eschelon Telecom, Inc.
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2002	2003	2004
Operating activities
Net income (loss)	$20,143	$(17,206)	$1,111
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization expense	25,261	30,099	31,105
Provision for bad debt expense	4,510	500	721
Noncash interest expense	1,289	1,302	2,339
Value of stock issued to management and directors	—	70	34
Cancellation of warrants, options, and unamortized note discount	3,030	—	—
Loss (gain) on write-off and sales of assets	148	(484)	162
Gain on extinguishment of debt	(53,549)	—	(18,195)
Gain on sales of marketable securities	—	—	(7)
Changes in operating assets and liabilities:
Restricted cash	—	—	(722)
Accounts receivable	(2,240)	(1,520)	658
Other receivables	2,431	904	(546)
Inventories	(218)	(393)	296
Prepaid expenses and other assets	(697)	(219)	(209)
Accounts payable and accrued expenses	(2,848)	3,450	8,984
Deferred revenue	(137)	(397)	878
Accrued compensation expenses	(11)	582	(1,216)
Net cash (used in) provided by operating activities	(2,888)	16,688	25,393
Investing activities
Purchase of subsidiaries, net of cash acquired	—	—	(45,495)
Purchases of available-for-sale securities	—	—	(8,198)
Proceeds from sales of available-for-sale securities	—	—	2,041
Purchases of property and equipment	(12,569)	(13,367)	(15,414)
Cash paid for customer installation costs	(10,541)	(11,669)	(11,293)
Proceeds from sale of assets	90	28	25
Net cash used in investing activities	(23,020)	(25,008)	(78,334)
Financing activities
Proceeds from issuance of notes payable	1,432	—	136,163
Payments made on bank debt and capital lease obligations	(14,886)	(2,697)	(66,948)
Proceeds from (fees associated with) issuance of preferred stock	36,696	(70)	15,000
Payment on redemption of preferred stock	—	—	(5,085)
Proceeds from issuance of common stock	—	19	8
Cash received in connection with debt extinguishment	8,785	—	—
Increase in debt issuance costs	(434)	(59)	(8,368)
Net cash provided by (used in) financing activities	31,593	(2,807)	70,770
Net increase (decrease) in cash and cash equivalents	5,685	(11,127)	17,829
Cash and cash equivalents at beginning of year	14,048	19,733	8,606
Cash and cash equivalents at end of year	$19,733	$8,606	$26,435
Supplemental cash flow information
Cash paid for interest	$1,411	$452	$9,114
Supplemental noncash activities
Equipment purchases under capital leases	$65	$1,430	$4,064
Value of common stock issued to management and certain members of the board of directors	$—	$124	$14
Value of preferred stock issued in connection with debt extinguishment	$1,378	$—	$—

See accompanying notes.

Eschelon Telecom, Inc.
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except per Share Amounts)

1.   Summary of Significant Accounting Policies

Organization

Eschelon Telecom, Inc. (the Company) is a facilities-based provider of integrated voice and data communications services to small and medium-sized businesses in 12 markets in the western United States. As a result of the ATI acquisition (see Note 2), the Company will operate in 19 markets in the western United States in 2005.

The Company offers the following products and services:

•       Local Business Telephone Service—Local access lines including traditional business lines, direct dial trunks, and analog and digital access; local service enhanced features including hunting, forwarding, transferring, voice messaging, caller ID, call waiting, three-way calling, and call hold.

•       Long Distance Services—Outbound services, inbound services including toll-free services, calling cards, and operator services.

•       Data Services—High-speed data transmission services, such as dedicated and broadband Internet access, and e-mail and web-hosting services.

•       BTS Products and Services—Products include telephone transmission products, data transmission products, and voice messaging products; services include system configurations, maintenance agreements, and technical service and repair.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents are carried at cost which approximates market value. On December 31, 2003 and 2004, the Company had investments in securities of $3,145 and $17,051, respectively, which are included in cash and cash equivalents.

Restricted Cash

In August 2004, a Nevada state court entered a judgment against the Company for intentionally interfering with a former salesperson’s economic relationship with his new employer in the amount of $376 plus costs. The Company had reason to believe the former employee was violating his non-solicitation agreement with the Company. The Company appealed the judgment because, among other reasons, the jury was not instructed to consider whether the Company was justified in informing the new employer of the agreement and the intent to enforce it. During the appeal process, the Company is required to hold an amount equal to one-half times the pending judgment, plus accrued interest, as restricted cash.

Eschelon Telecom, Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except per Share Amounts)

1.   Summary of Significant Accounting Policies (Continued)

In addition, included in restricted cash is $75 for collateral on bank credit cards, $50 for a municipal letter of credit with the city of Tacoma, Washington and $20 for a municipal letter of credit with the city of Olympia, Washington.

Available-for-Sale Securities

Short-term investments are comprised of municipal and United States government debt securities with maturities of more than three months but less than one year. In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, and based on the Company’s intentions regarding these instruments, all investments in debt securities are classified as available-for-sale and accounted for at fair value. Fair value is determined by quoted market prices, with unrealized gains and losses reported as a separate component of stockholders’ equity (deficit). The Company uses the specific identification of securities sold method to recognize realized gains and losses in earnings.

Property and Equipment

Property and equipment, including leasehold improvements, are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows:

Vehicles	5 years
Office furniture and equipment	5–7 years
Computer equipment	5 years
Computer software	3 years
Switching and data equipment	12 years
Switching and data software	5 years

Leasehold improvements are amortized over the shorter of the related lease term or the estimated useful life of the asset.

All internal costs directly related to the construction of the switches and operating and support systems, including compensation of certain employees, are capitalized.

Eschelon Telecom, Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except per Share Amounts)

1.   Summary of Significant Accounting Policies (Continued)

Property and equipment consist of the following:

	December 31,
	2003	2004
Vehicles	$39	$590
Office furniture and equipment	13,243	16,746
Computer equipment and software	30,264	34,534
Leasehold improvements	16,931	19,504
Switching and data equipment and software	76,751	99,736
	137,228	171,110
Less accumulated depreciation	(50,451)	(68,261)
	$86,777	$102,849

Goodwill and Other Intangible Assets

Goodwill is tested at least annually for impairment at the reporting unit level. If the undiscounted future cash flows of a reporting unit are less than the carrying amount, an impairment charge is recognized. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, management completed its annual impairment test in the fourth quarter of 2003 and 2004 and determined that goodwill had not been impaired.

Intangibles consist of debt issuance costs, customer installation costs, and non-compete agreements. In 2003, and 2004, debt issuance costs were incurred in connection with the issuance of notes payable. These costs are being amortized over the term of the facility. The customer installation costs are being amortized over a period of 48 months, which approximates the average life of a customer contract. Non-compete agreement costs represent costs associated with various agreements the Company has entered into with existing management of the companies they have acquired. These costs are being amortized over the terms of the agreements.

Intangible assets consist of the following:

	December 31,
	2003	2004
Customer installation costs	$52,794	$64,087
Debt issuance costs	5,833	8,368
Non-compete agreements	15	15
	58,642	72,470
Less accumulated amortization	(29,590)	(39,512)
	$29,052	$32,958

The Company reviews all long-lived assets for impairment in accordance with SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets. Under SFAS No. 144, impairment losses are recorded on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

Eschelon Telecom, Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except per Share Amounts)

1.   Summary of Significant Accounting Policies (Continued)

Total amortization expense was $10,402, $12,131 and $14,759 for the years ended December 31, 2002, 2003 and 2004, respectively. Estimated amortization expense for each of the five succeeding fiscal years based on current intangible assets is expected to be $16,502, $12,864, $11,247, $9,151 and $8,463, respectively.

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

Advertising Costs

Advertising costs are expensed as incurred. For the years ended December 31, 2002, 2003 and 2004, the Company had advertising expense of $869, $479 and $464, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are initially recorded at fair value upon the sale of products or services to customers. Significant estimates are required in determining the allowance for doubtful accounts receivable. The Company considers two primary factors in determining the proper level of allowance, including historical collections experience and the aging of the accounts receivable portfolio. The allowance for doubtful accounts requirements are based on the best facts available to the Company and are reevaluated and adjusted as additional information is received. The Company has a credit policy which helps minimize credit risk.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income represents unrealized gains on available-for-sale securities, net of tax. Accumulated other comprehensive income is presented in the consolidated statements of stockholders’ equity (deficit).

Eschelon Telecom, Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except per Share Amounts)

1.   Summary of Significant Accounting Policies (Continued)

The components of accumulated other comprehensive income are as follows:

Balance, December 31, 2003	$—
Net unrealized gain (loss) on financial instruments	30
Balance, December 31, 2004	$30

Income Taxes

The Company accounts for income taxes under the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred tax liabilities are recognized for temporary differences that will result in taxable amounts in future years. Deferred tax assets are recognized for deductible temporary differences and tax operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and the Company records a valuation allowance to reduce its deferred tax assets to the amounts it believes to be realizable. The Company has concluded that a full valuation allowance against its deferred tax assets was appropriate.

Stock-Based Compensation

The Company accounts for its stock-based employee compensation under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under APB No. 25, when the exercise price of stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in the consolidated statements of operations.

The Company adopted the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation. SFAS No. 148 requires disclosure of how stock compensation expense would be computed under SFAS No. 123, Accounting for Stock-Based Compensation, using the fair value method.

The following table illustrates the effect on net income (loss) per share if the Company had applied the fair value recognition provision of SFAS No. 123 to stock-based employee compensation:

	Year Ended December 31,
	2002	2003	2004
Net income (loss) applicable to common stockholders as reported	$17,442	$(20,632)	$(3,181)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	70	20
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards	(290)	(133)	(45)
Pro forma net income (loss) applicable to common stockholders	$17,152	$(20,695)	$(3,206)
Net income (loss) per share:
Basic and diluted—as reported	$10.90	$(5.21)	$(0.82)
Basic and diluted—pro forma	10.72	(5.22)	(0.82)

Eschelon Telecom, Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except per Share Amounts)

1.   Summary of Significant Accounting Policies (Continued)

The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2002	2003	2004
Expected dividend yield	—	—	—
Expected stock price volatility	25%	25%	25%
Risk-free interest rate	4.00%	3.25%	3.88%
Expected life of options	5 years	5 years	5 years

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

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, Share-Based Payment: an amendment of FASB Statement No. 123 and FASB Statement No. 95, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. SFAS 123R must be adopted no later than July 1, 2005 for calendar quarter companies. The Company expects to adopt SFAS 123R on July 1, 2005.

SFAS 123R permits companies to adopt one of two methods:  (1) A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date or (2) A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under FAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company is currently in the process of evaluating the two option valuation methods and the potential impact on the financial statements.

2.   Acquisition

On October 13, 2004 the Company entered into an agreement to purchase all of the outstanding common stock of Advanced TelCom, Inc. (ATI) for $45,495, net of cash acquired. The transaction closed on December 31, 2004. The closing of this transaction gives the Company a leading market position among competitive local exchange carriers within the Pacific Northwest, acquiring more than 18,000 business customers that utilize approximately 124,000 access lines. The Company expects to benefit from operating synergies from consolidating ATI’s operations into its existing business.

Eschelon Telecom, Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except per Share Amounts)

2.   Acquisition (Continued)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Cash	$321
Other current assets	7,987
Property and equipment	15,389
Goodwill	31,608
Total assets acquired	55,305
Current liabilities	6,741
Long-term liabilities	217
Acquisition reserve	2,531
Total liabilities assumed	9,489
Net assets acquired	$45,816

The Company allocated the purchase price on a preliminary basis using the information then available. The allocation of the purchase price to the assets and liabilities will be finalized within the next 12 months. Upon completion of the final purchase price allocation, an additional portion of the excess purchase price may be allocated to certain intangibles that are separable from goodwill or arise from contractual or legal rights. The Company accrued $2,531 in acquisition related expenses, which included severance benefits, relocation costs and contract termination fees. As of December 31, 2004, none of the acquisition related expenses have been paid.

The following unaudited pro forma financial information was prepared in accordance with SFAS No. 141, Business Combinations, and assumes the acquisition had occurred at the beginning of the periods presented. The unaudited pro forma information is provided for informational purposes only. These pro forma results are based upon the respective historical financial statements of the respective companies, and do not incorporate, nor do they assume, any benefits from cost savings or synergies of operations of the combined company. The pro forma results of operations do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the periods presented or the results which may occur in the future.

The pro forma combined results are as follows:

	Year Ended December 31,
	2003	2004
Revenue	$180,542	$217,387
Net loss	(19,673)	(1,559)
Net loss per share—basic and diluted	(6.06)	(1.73)

ATI’s consolidated financial information included in the 2003 pro forma results represents the period from May 15, 2003 (the date on which ATI emerged from bankruptcy) through December 31, 2003.

Eschelon Telecom, Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except per Share Amounts)

3.   Investments

As of December 31, 2004, available-for-sale securities consist of the following:

	Cost Basis	Unrealized Holding Gains	Fair Value
U.S. government agencies	$2,300	$11	$2,311
Corporate obligations	3,864	19	3,883
Total available-for-sale securities	$6,164	$30	$6,194

All debt securities as of December 31, 2004, have maturities of six months or less.

4.   Notes Payable

In 1999, Eschelon Operating Company, a subsidiary of the Company, entered into a credit agreement (subsequently amended in 2000 and 2001) with NTFC Capital Corporation (NTFC) and certain other lenders (collectively with NTFC, the lenders) and General Electric Capital Corporation (GECC), providing a credit facility in the aggregate principal amount of $145,000 (the Credit Agreement).

In June 2002, the Company entered into an Exchange Agreement with the lenders on its Credit Agreement. Under the terms of the Exchange Agreement, the Company’s lenders were given three options to restructure the debt under the Credit Agreement. Lenders who chose the first option received cash in the amount of $0.19 per dollar of outstanding principal in repayment in full of all liabilities owed to such lenders under the Credit Agreement. Lenders who chose the second option entered into new notes with a principal amount of approximately $0.38 per dollar of the previously outstanding principal amount, with new payment terms and interest rates and received shares of Series A Preferred Stock in exchange of all liabilities owed to such lenders under the Credit Agreement. Lenders who chose the third option entered into new notes in the same principal amount but with new payment terms and interest rates and agreed to cancel a warrant for the purchase of 734,897 shares of Common Stock in exchange of all liabilities owed to such lenders under the Credit Agreement.

In accordance with SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings, the Exchange Agreement transaction was accounted for as a troubled debt restructuring. The Company recognized a pretax gain of $53,549 from the debt restructuring and recorded $28,481 of excess carrying value over the face amount of the remaining principal due, which would reduce interest expense over the term of the new notes utilizing the effective interest rate method. The Company was not able to recognize the $28,481 as a gain because the interest to be incurred on the new notes was calculated via either a Base Rate of LIBOR, plus an applicable margin, not allowing the future cash flows to be calculated with certainty. The Company recorded a gain on this portion of the restructuring once the maximum future payments on the new notes were certain to be less than the original carrying amount. In addition, certain lenders received 6,780,541 shares of Series A Convertible Preferred Stock with a fair value of $3,444 in the Exchange Agreement.

For the years ended December 31, 2002, 2003 and 2004, the Company recognized, as a reduction to interest expense, $2,140, $4,470 and $998, respectively, of the excess carrying value.

Eschelon Telecom, Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except per Share Amounts)

4.   Notes Payable (Continued)

As of December 31, 2003, the notes had a carrying value of $86,226, including $21,871 of excess carrying value. The maturity date of the loans under the amended Credit Agreement was June 30, 2009. The terms of the amended Credit Agreement did not require repayment of any outstanding principal until June 30, 2005, at which time the Company was required to make quarterly payments of varying amounts through June 30, 2009. During the first 36 months of the term of the amended Credit Agreement, the Company was obligated to pay interest quarterly on the outstanding loan balance at the initial interest rate of 8% per year. The Company had the option of capitalizing such accrued interest into the outstanding balance during this 36-month period. The Company capitalized $4,932 and $861 of interest expense for the years ended December 31, 2003 and 2004, respectively. The amended Credit Agreement allowed for prepayments of outstanding amounts and contained certain restrictive covenants. At December 31, 2003, the Company was in compliance with these covenants.

In March 2004, the Company completed an offering of $100,000 of 8 3/8% senior second secured notes (“notes”) due 2010 at a discount resulting in a 12% yield. Proceeds from the offering were used to retire the Credit Agreement with a principal balance of $65,421 and provide additional liquidity to the Company. The repayment of the Credit Agreement resulted in the Company recording $18,195 as a gain on extinguishment of debt, which represented $20,873 of excess carrying value less the write-off of $2,678 of debt issuance costs associated with the 2002 Exchange Agreement.

In November 2004, the Company completed an offering of $65,000 of 8 3/8% senior second secured notes (“notes”) due 2010 at a discount resulting in a 14% yield. Proceeds from the offering were used to finance the acquisition of Advanced TelCom, Inc.

The notes will mature on March 15, 2010, and accrue interest at an annual rate of 8 3/8% with interest payments made on a semiannual basis on each March 15 and September 15. On or after March 15, 2007, the Company may redeem some or all of the notes at the following redemption prices, expressed as percentages of their accreted value, plus accrued and unpaid interest, if any, to the date of redemption: 1) on or after March 15, 2007, at 106%; 2) on or after March 15, 2008 at 103%; and 3) on or after March 15, 2009 at 100%. Prior to March 15, 2007, up to 35% of the aggregate principal amount at maturity of the notes may be redeemed at the Company’s option with the net proceeds of certain equity offerings at 112.000% of their accreted value, plus accrued and unpaid interest, if any, to the date of redemption, provided that, following such redemption, at least 65% of the aggregate principal amount at maturity of the notes originally issued remains outstanding. In addition, the Company may, at its option upon a change of control, redeem all, but not less than all, of the notes at any time prior to March 15, 2007, at 112.000% of their accreted value, plus accrued and unpaid interest, if any, to the redemption date. On September 15, 2009, if any notes are outstanding, the Company will be required to redeem 3.5% of each then outstanding note’s aggregate accreted value, or the Mandatory Principal Redemption Amount, at a redemption price of 100% of the accreted value of the portion of notes so redeemed; provided, that the Company shall simultaneously be required to redeem an additional portion of each note to the extent required to prevent such note from being treated as an Applicable High Yield Discount Obligation within the meaning of Section 163(i)(1) of the Internal Revenue Code of 1986, as amended. The Mandatory Principal Redemption Amount represents, with respect to each note, an amount approximately equal to (i) the excess of the accreted value of the outstanding notes over the original issue price thereof less (ii) an

Eschelon Telecom, Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except per Share Amounts)

4.   Notes Payable (Continued)

amount equal to one year’s simple uncompounded interest on the aggregate original issue price of such outstanding notes at a rate per annum equal to the yield to maturity on the outstanding notes.

The carrying value of the notes is comprised of the following as of December 31:

	2003	2004
Principal amount due	$64,355	$165,000
Excess carrying value over principal amount due	21,871	—
Discount on notes payable	—	(27,222)
	$86,226	$137,778

The accreted value of notes payable as of December 31 of the following years is:

2005	$141,731
2006	146,204
2007	151,280
2008	157,040
2009	163,578
2010	165,000

The carrying amount, net of the excess carrying value resulting from the troubled debt restructuring, of the Company’s debt instruments in the consolidated balance sheets at December 31, 2003 approximates fair value. The carrying amount, net of discount, of the Company’s debt instruments in the consolidated balance sheets at December 31, 2004 approximates fair value.

5.   Commitments and Contingencies

In April 2003, the Company entered into a five-year agreement with MCI to purchase colocation/LIS transport services. The agreement requires that the Company maintain monthly minimums as follows:

April 2004—March 2005	$84/month
April 2005—March 2006	$88/month
April 2006—March 2007	$93/month
April 2007—March 2008	$97/month

The Company will pay an underutilization charge for any amounts billed under the monthly minimum.

In 2000, the Company entered into an amendment of an earlier Master Purchase and Services agreement with Nortel Networks, Inc. (Nortel Networks). Under the amendment, the Company committed to purchase and/or license $100,000 of Nortel Networks’ equipment or services. However, the Company is confident that, due to Nortel Networks’ discontinuance of certain product lines contemplated in the Amended Master Purchase and Services agreement, neither party will be held to the conditions of the contract.

Eschelon Telecom, Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except per Share Amounts)

5.   Commitments and Contingencies (Continued)

In August 2000, the Company entered into a ten-year agreement with Global Crossing to purchase a total of $100,000 of services. In connection with this agreement the Company paid approximately $6,791, $8,273 and $9,344 in 2002, 2003 and 2004, respectively. The agreement does not contain monthly minimums, however a penalty is assessed for early termination upon change in control. Upon change in control, the early termination penalty fee is $5,000.

On October 13, 2004, the Company entered into an agreement with GE Business Productivity Solutions, Inc. (GE BPS), a Georgia corporation and wholly owned subsidiary of General Electric Capital Corporation (GECC), pursuant to which the Company agreed to purchase substantially all of the operating assets of GE BPS (the GE BPS Acquisition) and assume certain liabilities, for a purchase price of $100. Due to the extensive regulatory approvals required to close the GE BPS Acquisition, the Company cannot currently estimate the closing date, however the Company expects the GE BPS transaction to close in the first half of 2005. GE BPS is a non-facility based reseller serving primarily residential customers in almost all 50 states. Consummation of the GE BPS Acquisition is subject to customary conditions, including the receipt of required regulatory approvals.

Legal Proceedings

In August 2004, a Nevada state court entered a judgment against the Company for intentionally interfering with a former salesperson’s economic relationship with his new employer in the amount of $376 plus costs. The Company had reason to believe the former employee was violating his non-solicitation agreement with the Company. The Company appealed the judgment because, among other reasons, the jury was not instructed to consider whether the Company was justified in informing the new employer of the agreement and the Company’s intent to enforce it. The Company settled this case in January 2005, agreeing to pay a total of $300 over three annual installments.

In October 2004, a former employee filed a suit against the Company in federal district court in Minnesota alleging that in terminating his employment the Company violated the federal Age Discrimination in Employment Act and the Minnesota Human Rights Act. The Company rejected an offer from the plaintiff to settle his claims in return for a payment of $250 because the Company does not believe his claims have any merit. The Company intends to vigorously defend against these claims, but cannot predict the outcome of the lawsuit.

Global Crossing Bandwidth, Inc., the Company’s provider of long distance services, filed a suit against the Company in February 2005 in the federal district court for the Western District of New York. The suit alleges that the Company owes $8,377 in unpaid pre-subscribed inter-exchange carrier charges (“PICC”). The Company believes it has a strong defense to Global Crossing’s claim for PICC charges and the Company intends to vigorously defend against the suit. The Company cannot predict the outcome of this litigation.

The Company is a party to several complaint proceedings against Qwest filed with the Arizona, Colorado, Minnesota and Washington PUCs and two federal court lawsuits involving Qwest. The Minnesota PUC ordered Qwest to pay the Company $500 as a refund of overcharges related to enhanced extended loops and the Company received the refund. The Federal District Court in Minnesota recently denied Qwest’s appeal of the Minnesota PUC’s UNE Cost Order. Qwest then appealed to the Federal

Eschelon Telecom, Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except per Share Amounts)

5.   Commitments and Contingencies (Continued)

Court of Appeals. If Qwest is successful, the Company’s UNE rates in Minnesota could increase. The Company has appealed the unfavorable decision by the Minnesota PUC regarding the Company’s request for a refund from Qwest for overcharges for the Company’s Minnesota collocations. The Minnesota PUC, the Colorado PUC, and the Arizona Corporation Commission recently granted, and the Washington PUC denied in part and granted in part, the Company’s complaints regarding retroactive application of certain favorable UNE rates. Qwest has not appealed these decisions.

The Company has reached a settlement with Qwest that resolves the following matters on mutually acceptable terms: the Company’s appeal of the unfavorable decision by the Minnesota PUC for Qwest’s withholding of Direct Measures of Quality, or DMOQ, billing credits from the Company; the Company’s appeal of the Washington State District Court decision upholding the PUC’s decision that denied in part the Company’s complaint regarding retroactive application of certain favorable UNE rates; and the Company’s lawsuit against Qwest in the United States District Court, Western District of Washington regarding the financial harm the Company has suffered as a result of Qwest’s violations of the Company’s interconnection agreements by failing to provide accurate records relating to interstate and intrastate long distance calls, failing to develop an unbundled network platform and failing to make DSL available for resale.

Investigations are ongoing in Arizona, Oregon and Colorado relating to the alleged failure of Qwest and several CLECs, including the Company, to submit interconnection agreements for approval by state regulatory agencies. The Company cannot predict the outcome of the Arizona, Colorado or Oregon investigations or the effect that any corresponding regulatory actions may have on its business. A similar investigation by the Minnesota PUC resulted in no direct penalties against the Company, while the Washington Commission approved a settlement under which the Company paid $25 and provided testimony in return for dismissal of the case against the Company.

The Minnesota Department of Commerce has filed a complaint with the Minnesota PUC concerning agreements that CLECs, including the Company, have with certain interexchange carriers for pricing access services. The Minnesota Department of Commerce has asserted that the agreements are unlawfully discriminatory and required to be filed. The Company cannot predict the outcome of this proceeding or its effect on the Company’s business.

The Company has disputed the amount of a bond that the Company is required to post with the Arizona Corporation Commission. The Arizona Corporation Commission recently ruled to reduce the Company’s bond to $235 rather than the $400 bond currently posted. However, future proceedings could result in a substantial increase in the bond, depending on Commission decisions on its policies concerning bond requirements.

The Company cannot predict the outcome of any of these proceedings or their effect on its business. The Company is party from time to time to other ordinary course matters not believed to be material.

6.   Operating and Capital Leases

The Company leases office space under operating leases. The office leases generally require a base rent plus amounts covering operating expenses and property tax. Rent expense for the years ended December 31, 2002, 2003, and 2004 was $5,837, $6,007, and $5,087, respectively.

Eschelon Telecom, Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except per Share Amounts)

6.   Operating and Capital Leases (Continued)

Future minimum lease payments under operating leases with a term in excess of one year as of December 31, 2004 are as follows:

2005	$6,855
2006	6,542
2007	5,677
2008	5,500
2009	4,537
Thereafter	6,022
$35,133

The Company also leases certain furniture and equipment under capital leases. The cost of furniture and equipment in the accompanying balance sheets includes the following amounts under capital leases:

	December 31,
	2003	2004
Cost	$9,897	$6,020
Less accumulated depreciation	(5,062)	(782)
	$4,835	$5,238

Future minimum lease payments required under capital leases together with the present value of the net future minimum lease payments at December 31, 2004 are as follows:

2005	$2,128
2006	1,726
2007	1,307
2008	180
2009	8
Total minimum lease payments	5,349
Less amount representing interest	(896)
Present value of net minimum payments	4,453
Less current portion	(1,629)
Capital lease obligations, net of current portion	$2,824

7.   Benefit Contribution Plan

The Company has a defined contribution salary deferral plan covering substantially all employees under Section 401(k) of the Internal Revenue Code. The Company contributes an amount equal to 45 cents for each dollar contributed by each employee up to a maximum of 6% of each employee’s compensation. The Company recognized expense for contributions to the plan of $706, $602 and $764 in 2002, 2003 and 2004, respectively.

Eschelon Telecom, Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except per Share Amounts)

8.   Capital Stock

In June 2002, the Company completed a corporate restructuring, pursuant to which the Company restructured its Credit Agreement (see Note 4); reclassified each share of the Company’s outstanding Common Stock into 0.0010754995720 shares of common stock; converted all outstanding shares of the Company’s Series A, B, C, and D preferred stock into common stock at prescribed conversion prices; issued 68,907,245 shares of its newly authorized Series A Convertible Preferred Stock, resulting in proceeds of $35,000; issued 6,780,541 shares of its newly authorized Series A Convertible Preferred Stock with a fair value of $3,444 to a lender as described in Note 4; and issued 2,712,216 of its newly authorized Series A Convertible Preferred Stock with a fair value of $1,378 in exchange for notes previously outstanding.

In November and December 2002, the Company issued 5,906,675 shares of its newly authorized Series A Convertible Preferred Stock, resulting in proceeds of $3,000.

In December 2004, in connection with the ATI acquisition, the Company redeemed 6,780,541 shares of its Series A Convertible Preferred Stock held by a lender for $5,085.

In December 2004, the Company issued 20,000,000 shares of its newly authorized Series B Convertible Preferred Stock, resulting in proceeds of $15,000.

Under the terms of the Series A and Series B Convertible Preferred Stock (collectively, Preferred Stock), the holders are entitled to receive, when and if declared by the Board of Directors, cumulative dividends on each share of Preferred Stock at the rate of 8% per year which shall accrue daily and, to the extent not paid, shall accumulate quarterly in arrears. At December 31, 2003 and 2004, dividends in arrears are $6,127 and $8,777, respectively.

The shares of Series A Convertible Preferred Stock, plus all accrued and unpaid dividends at the time of conversion, are convertible at any time, at the option of the holder, into shares of the Company’s common stock at the then applicable conversion price; the initial conversion price is $0.5079 per share. The shares of Series B Convertible Preferred Stock, plus all accrued and unpaid dividends at the time of conversion, are convertible at any time, at the option of the holder, into shares of the Company’s common stock at the then applicable conversion price; the initial conversion price is $0.75 per share. The conversion price for each of the Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock is subject to adjustment in the event of certain events, such as dilutive issuances of additional securities. The Preferred Stock will automatically convert into common stock in the event of an initial public offering raising at least $50,000. The Preferred Stock may be automatically converted upon the consent of the holders of at least 60% of the then outstanding shares of Preferred Stock.

The shares of Preferred Stock will be redeemed in June 2012, if the shares have not previously been redeemed or converted. The Company may redeem all of the Preferred Stock upon the effectiveness of an initial public offering. The redemption price of the Preferred Stock will be the greater of (i) the applicable original issue price plus all accrued and unpaid dividends or (ii) the fair market value of the shares of common stock, as determined by the Board of Directors, that would be received upon conversion of (a) the Preferred Stock, and (b) any accrued and unpaid dividends on the Preferred Stock.

Upon a change of control, the holders of 60% of the then outstanding shares of the Preferred Stock may require the Company to redeem all of or a portion of the Preferred Stock at a price equal to (1) the

Eschelon Telecom, Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except per Share Amounts)

8.   Capital Stock (Continued)

redemption price; provided, however, that if the change of control occurs before the fifth anniversary of the Series A Convertible Preferred Stock, then the redemption price for the shares of Series A Convertible Preferred Stock shall be the liquidation preference (as described below).

In the event of the Company’s liquidation, the holders of the Preferred Stock will receive any distribution of corporate assets before any distributions are made to a junior class of equity. The amount to be distributed to the holders of Series A Convertible Preferred Stock will be the greater of (i) two times the Series A original issue price plus all accrued and unpaid dividends thereupon (whether or not yet accumulated) as of the date of distribution and (ii) the fair market value of the shares of the Company’s common stock after taking into account the pari passu rights on liquidation of the Series B Convertible Preferred Stock, as determined by the Board of Directors, that would be received upon (1) conversion of the Series A Convertible Preferred Stock, (2) any accrued and unpaid dividends thereupon and, (3) if the liquidation is prior to the fifth anniversary of the date of issuance of the Series A Convertible Preferred Stock, all additional dividends that would have been accrued thereupon through the fifth anniversary date. The amount to be distributed to the holders of Series B Convertible Preferred Stock will be the greater of (i) the Series B original issue price plus all accrued and unpaid dividends thereupon (whether of not yet accumulated) as of the date of distribution and (ii) the fair market value of the shares of the Company’s common stock, after taking into account the pari passu rights on liquidation of the Series A Convertible Preferred Stock, as determined by the Board of Directors, that would be received upon (1) conversion of the Series B Convertible Preferred Stock and (2) any accrued and unpaid dividends thereupon.

Stock Options

The Board of Directors approved the Eschelon Telecom, Inc. Stock Option Plan of 1996 (the 1996 Plan). The 1996 Plan provided for the issuance of incentive and nonqualified stock options to key management staff. Under the 1996 Plan, the exercise price of options granted was determined by the Board of Directors, providing that incentive stock options were granted at exercise prices equal to the fair market value of the Company’s stock on the date of grant. A total of 6,680,000 shares of the Company’s common stock were reserved for issuance under the 1996 Plan.

In June 2002, the Company completed a corporate restructuring, pursuant to which the Company terminated the 1996 Plan, including the cancellation of all unexercised options outstanding under the 1996 Plan.

In November 2002, the Board of Directors approved the Eschelon Telecom, Inc. Stock Option Plan of 2002 (the 2002 Plan). A total of 14,117,647 shares of the Company’s common stock have been reserved for issuance under the 2002 Plan. At December 31, 2002, the Company did not have any options outstanding.

Eschelon Telecom, Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except per Share Amounts)

8.   Capital Stock (Continued)

The following table summarizes the options to purchase shares of the Company’s common stock under the Eschelon Telecom, Inc. Stock Option Plans of 1996 and 2002:

	Shares Available for Grant	Plan Options Outstanding	Weighted Average Exercise Price
Balance at December 31, 2001	1,009,020	5,433,980	$5.13
Additional shares reserved	14,117,647	—	—
Canceled	(1,009,020)	(5,433,980)	5.13
Balance at December 31, 2002	14,117,647	—	—
Options granted	(10,643,804)	10,643,804	0.05
Restricted stock granted	(2,484,979)	—	0.05
Canceled	883,867	(883,867)	0.05
Exercised	—	(383,452)	0.05
Balance at December 31, 2003	1,872,731	9,376,485	0.05
Options granted	(1,376,384)	1,376,384	0.10
Canceled	486,720	(486,720)	0.06
Exercised	—	(160,575)	0.05
Balance at December 31, 2004	983,067	10,105,574	$0.06

The following table contains details of the stock options outstanding as of December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.00 - $0.05	8,718,360	8.1 years	$0.05	5,071,174	$0.05
$0.06 - $0.10	1,387,214	9.2 years	$0.10	269,456	$0.10
	10,105,574	8.2 years	$0.06	5,340,630	$0.05

Restricted Common Stock

In February 2003, the Company granted 2,484,979 shares of restricted common stock to certain directors and members of management. The fair value per share of this restricted stock was $0.05. The Company records compensation expense as the restrictions are removed from the stock. At December 31, 2003, 1,399,902 shares had vested resulting in total compensation expense related to restricted common stock of $70. At December 31, 2004, an additional 405,968 shares had vested resulting in compensation expense of $20.

9.   Income Taxes

As of December 31, 2004, the Company had $134,000 of net operating loss (NOL) carryforwards. The NOL carryforwards begin to expire in the year 2019. Should the Company incur a change in ownership in the future, Section 382 of the United States Internal Revenue Code may limit the amount of cumulative NOLs available to offset future income.

Eschelon Telecom, Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except per Share Amounts)

9.   Income Taxes (Continued)

Components of the deferred tax asset at December 31, 2003 and 2004 are as follows:

	2003	2004
Deferred tax assets:
Net operating loss carryforward	$52,490	$53,096
Bad debts	296	157
Compensation accruals	423	—
Inventory obsolescence	104	91
Other temporary differences	111	134
	53,424	53,478
Deferred tax liabilities:
Depreciation	(8,663)	(7,416)
Other	—	(11)
	44,761	46,051
Valuation allowance	(44,761)	(46,051)
Net deferred tax asset	$—	$—

Income tax expense for the year ended December 31, 2004, is comprised of state taxes. The reconciliation between the statutory federal income tax rate and the effective rate is as follows:

	Year Ended December 31,
	2002	2003	2004
Federal statutory tax rate	35.00%	35.00%	34.00%
State taxes	5.25	5.16	0.25
Permanent differences	—	—	2.74
Utilization of valuation allowance	(40.00)	(40.00)	(36.61)
Effective tax rate	0.25%	0.16%	0.38%