Form 10-Q
period 2005-03-31
ESCHELON TELECOM INC
filed 2005-05-16
CIK 1110507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-0001

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of May 11, 2005, the number of outstanding shares of the Registrant’s Common Stock, par value $.01 per share, was 5,568,587 shares; the number of outstanding shares of the Registrant’s Series A Convertible Preferred Stock, par value $.01 per share, was 77,526,136 shares, convertible into 97,032,770 shares of Common Stock; and the number of outstanding shares of the Registrant’s Series B Convertible Preferred Stock, par value $.01 per share, was 20,205,736 shares, convertible into 20,790,577 shares of Common Stock.

ESCHELON TELECOM, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Eschelon Telecom, Inc.

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Amounts)

	December 31, 2004	March 31, 2005
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,435	$13,080
Restricted cash	722	651
Available-for-sale securities	6,194	12,753
Accounts receivable, net of allowance for doubtful accounts of $817 and $715, respectively	18,941	19,156
Other receivables	2,976	2,891
Inventories	2,873	3,252
Prepaid expenses	2,410	1,948
Discontinued assets held for sale	—	1,023
Total current assets	60,551	54,754

Property and equipment, net	102,849	102,960

Other assets	1,985	1,982
Goodwill	38,776	38,776
Intangible assets, net	32,958	33,374
Total assets	$237,119	$231,846

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$8,375	$8,536
Accrued telecommunication costs	7,616	8,403
Accrued office rent	2,336	2,282
Accrued interest expense	4,070	615
Accrued expenses	5,998	5,156
Deferred revenue	7,300	7,323
Accrued compensation expenses	3,588	4,381
Capital lease obligation, current maturities	1,629	1,369
Discontinued liabilities held for sale	—	807
Total current liabilities	40,912	38,872

Long-term liabilities:
Commitments and contingencies (See Note 5)
Other long-term liabilities	630	772
Capital lease obligation, less current maturities	2,824	3,215
Notes payable	137,778	138,718
Total liabilities	182,144	181,577

Series A convertible preferred stock, $0.01 par value per share; 100,000,000 shares authorized; issued and outstanding shares - 77,526,136 shares at December 31, 2004 and March 31, 2005	48,155	48,931

Series B convertible preferred stock, $0.01 par value per share; 25,000,000 shares authorized; 20,000,000 shares issued and outstanding at December 31, 2004 and March 31, 2005	15,000	15,303

Stockholders’ deficit:
Common stock, $0.01 par value per share; 200,000,000 shares authorized; issued and outstanding shares - 4,758,518 shares at December 31, 2004; and 4,894,208 at March 31, 2005	48	49
Additional paid-in capital	115,832	114,777
Accumulated other comprehensive income	30	55
Accumulated deficit	(124,056)	(128,824)
Deferred compensation	(34)	(22)
Total stockholders’ deficit	(8,180)	(13,965)
Total liabilities and stockholders’ deficit	$237,119	$231,846

See accompanying notes.

Eschelon Telecom, Inc.

Unaudited Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Amounts)

	Three months ended March 31,
	2004	2005
Revenue:
Network services	$32,113	$48,668
BTS	6,083	5,865
Total revenue	38,196	54,533

Cost of revenue:
Network services	11,766	20,001
BTS	3,662	3,630
Total cost of revenue	15,428	23,631

Gross profit:
Network services	20,347	28,667
BTS	2,421	2,235
Total gross profit	22,768	30,902

Operating expenses:
Sales, general and administrative	16,442	22,365
Depreciation and amortization	7,934	8,574
Operating loss	(1,608)	(37)

Other income (expense):
Interest income	11	131
Interest expense	(2,314)	(4,862)
Gain on extinguishment of debt	18,195	—
Other expense	(1)	—
Income (loss) before taxes	14,283	(4,768)
Income taxes	—	—
Net income (loss)	14,283	(4,768)
Less preferred stock dividends	(854)	(1,079)
Net income (loss) applicable to common stockholders	$13,429	$(5,847)

Net income (loss) per share:
Basic	$3.70	$(1.38)
Diluted	$0.19	$(1.38)

Weighted average number of shares outstanding:
Basic	3,629,541	4,246,275
Diluted	106,786,128	4,246,275

See accompanying notes.

Eschelon Telecom, Inc.

Unaudited Consolidated Statements of Cash Flows

(In Thousands)

	Three months ended March 31,
	2004	2005
Operating activities
Net income (loss)	$14,283	$(4,768)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	7,934	8,574
Other non-cash items	654	1,342
Gain on extinguishment of debt	(18,195)	—
Changes in operating assets and liabilities:
Restricted cash	—	71
Accounts receivable	(164)	(302)
Inventories	(5)	(379)
Other current assets and deposits	572	450
Accounts payable and accrued expenses	2,210	(3,454)
Deferred revenue	76	23
Accrued compensation expense	(326)	793
Net cash provided by operating activities	7,039	2,350

Investing activities
Purchases of available-for-sale securities	—	(14,134)
Purchases of property and equipment	(3,916)	(4,972)
Cash paid for customer installation costs	(2,780)	(3,343)
Proceeds from sale of available-for-sale securities	—	7,646
Purchase of net assets held for sale	—	(216)
Proceeds from sales of assets	2	5
Net cash used in investing activities	(6,694)	(15,013)

Financing activities
Proceeds from issuance of notes payable	84,813	—
Payments made on bank debt and capital lease obligations	(65,950)	(453)
Proceeds from (fees associated with) issuance of stock	2	1
Increase in debt issuance costs	(4,220)	(240)
Net cash provided by (used in) financing activities	14,645	(692)

Net increase (decrease) in cash and cash equivalents	14,990	(13,355)
Cash and cash equivalents at beginning of period	8,606	26,435
Cash and cash equivalents at end of period	$23,596	$13,080

Supplemental cash flow information
Cash paid for interest	$1,980	$3,643

Supplemental noncash activities
Equipment purchases under capital leases	$345	$584
Value of common stock issued to management and certain members of board of directors	$—	$24

See accompanying notes.

Eschelon Telecom, Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Share and Per Share Amounts)

(Unaudited)

1.)          Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Eschelon Telecom, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal and recurring adjustments and accruals) considered necessary for a fair presentation for the periods indicated have been included.  Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.  The consolidated balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  These financial statements should be read in conjunction with the Company’s audited financial statements and related notes thereto for the year ended December 31, 2004 included in the Eschelon Telecom, Inc. Form 10-K filed with the Securities and Exchange Commission on March 31, 2005.

Available-for-Sale Securities

Short-term investments are comprised of municipal and United States government debt securities with maturities of more than three months but less than one year.  In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and based on the Company’s intentions regarding these instruments, all investments in debt securities are classified as available-for-sale and accounted for at fair value.  Fair value is determined by quoted market prices, with unrealized gains and losses reported as a separate component of stockholders’ deficit.  The Company uses the specific identification of securities sold method to recognize realized gains and losses in earnings.

The cost basis, fair value and gross unrealized gains of the investment securities available-for-sale as of March 31, 2005 and December 31, 2004, are as follows:

	Cost Basis	Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding (Losses)

Available-for-sale securities as of March 31, 2005	$12,698	$12,753	$63	$(8)

Available-for-sale securities as of December 31, 2004	$6,164	$6,194	$30	$—

Debt securities as of March 31, 2005 have maturities of six months or less.

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

Property and equipment consist of the following:

	December 31, 2004	March 31, 2005

Vehicles	$590	$810
Office furniture and equipment	16,746	17,394
Computer equipment and software	34,534	36,157
Leasehold improvements	19,504	19,633
Switching and data equipment and software	99,736	102,566
	171,110	176,560
Less accumulated depreciation	(68,261)	(73,600)
	$102,849	$102,960

Goodwill and Other Intangible Assets

Goodwill represents the excess of cost over the fair value of net assets acquired.

Intangibles consist of customer installation costs, debt issuance costs and non-compete agreements.  The customer installation costs are being amortized over a period of 48 months, which approximates the average life of a customer contract.  Debt issuance costs are being amortized over the term of the respective debt obligation.  Non-compete agreement costs represent costs associated with various agreements the Company has entered into with existing management of the companies it has acquired and a settlement agreement with a former employee of the Company.  These costs are being amortized over the terms of the agreements.

Intangible assets consist of the following:

	December 31, 2004	March 31, 2005

Customer installation costs	$64,087	$67,429
Debt issuance costs	8,368	8,608
Non-compete agreements	15	315
	72,470	76,352
Less accumulated amortization	(39,512)	(42,978)
	$32,958	$33,374

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

The following table illustrates the effect on net income (loss) per share if the company had applied the fair value recognition provision of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Three months ended March 31,
	2004	2005
Net income (loss) applicable to common stockholders, as reported	$13,429	$(5,847)
Add: Stock-based employee compensation expense included in reported net income (loss)	20	12
Deduct: Total stock-based employee compensation expense determined under fair value-based methods for all awards	(32)	(17)
Pro forma net income (loss) applicable to common stockholders	$13,417	$(5,852)

Net income (loss) per share:
Basic - as reported	$3.70	$(1.38)
Basic - pro forma	$3.70	$(1.38)

Diluted - as reported	$0.19	$(1.38)
Diluted - pro forma	$0.19	$(1.38)

Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123.  The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for the three months ended March 31, 2004 and 2005:  a risk-free interest rate of 3.25% and 3.71%, respectively; dividend yield of 0% for each period; volatility factor of the expected market price of the Company’s common stock of 25% for each period; and a weighted average life of the options of five years for each period.

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

Net Income (Loss) Per Share

Basic earnings per share is computed based on the weighted average number of common shares outstanding.  Diluted earnings per share is computed based on the weighted average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued.  Potentially dilutive shares of common stock include stock options, unvested restricted stock grants, Series A Convertible Preferred Stock and Series B Convertible Preferred Stock.  During periods in which a net loss is incurred, diluted earnings per share amounts are the same as basic per share amounts because the effect of all options, unvested restricted stock grants, Series A Convertible Preferred Stock and Series B Convertible Preferred Stock is anti-dilutive.

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per common share:

	Three months ended March 31,
	2004	2005
Numerator:
Net income (loss) applicable to common stockholders, as reported	$13,429	$(5,847)
Add: Cumulative preferred stock dividends	6,981	—
Deduct: Unrecognized deferred compensation expense	(34)	—
Numerator for diluted earnings per share	$20,376	$(5,847)

Denominator:
Weighted average number of common shares outstanding	3,629,541	4,246,275
Effect of dilutive securities:
Restricted stock grants	512,859	—
Employee stock options	4,592,774	—
Series A convertible preferred stock	98,050,954	—
Denominator for diluted earnings per share	106,786,128	4,246,275

Net income (loss) per share:
Basic - as reported	$3.70	$(1.38)
Diluted - as reported	$0.19	$(1.38)

New Accounting Pronouncements

In December 2004, as amended on April 14, 2005, the Financial Accounting Standards Board issued SFAS No. 123R, Share-Based Payment: an amendment of FASB Statement No. 123 and FASB Statement No. 95, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. SFAS 123R must be adopted no later than the beginning of the first fiscal year beginning after June 15, 2005. We will adopt SFAS 123R on January 1, 2006.

SFAS 123R permits companies to adopt one of two methods: (1) A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date or (2) A “modified retrospective” method that includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under FAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. We are currently in the process of evaluating the two option valuation methods and the potential impact on our financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets. SFAS No. 153 addresses the measurement of exchange of nonmonetary assets. SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We are evaluating the potential impact of our adoption of SFAS No. 153 on our consolidated financial statements.

2.)          Acquisitions

Advanced TelCom, Inc.

On December 31, 2004, the Company acquired all of the outstanding common stock of Advanced TelCom, Inc. (“ATI”) for $45,495, net of cash acquired.  The results of ATI have been included in the consolidated financial statements since that date.  As a result of the acquisition, the Company strengthened its presence in five markets, entered into six adjacent markets, entered one new market and created significant opportunities for cost savings and increased profitability.

The Company allocated the purchase price on a preliminary basis using the information then available.  The allocation of the purchase price will be finalized in 2005.  Upon completion of the final purchase price allocation, an additional portion of the excess purchase price may be allocated to certain intangibles that are separable from goodwill.  The Company accrued $2,531 in acquisition related expenses, which include severance benefits, relocation costs and contract termination fees.  At March 31, 2005 the balance in the acquisition reserve was as follows:

Balance at December 31, 2004	$2,531
Payments	(103)
Balance at March 31, 2005	$2,428

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

The pro forma combined results of continuing operations for the three months ended March 31, 2004 are as follows:

Revenue	$53,576
Net income	17,938
Net income per share – basic	4.71
Net income per share – diluted	0.23

General Electric Business Productivity Solutions

On October 13, 2004 the Company entered into an agreement with General Electric Capital Corporation to purchase substantially all of the assets of General Electric Business Productivity Solutions (GEBPS) for $100.   The transaction closed on March 31, 2005 and will be accounted for as a discontinued operation. GEBPS constitutes a group of assets that can be clearly distinguished operationally and for financial reporting purposes from the rest of the Company.  Management has determined that the group of assets does not fit the Company’s future business model and is committed to sell the net assets with a carrying value of $216, which approximates the fair value less cost to sell the group of assets.  The Company believes that the assets will be sold within the next twelve months.  At March 31, 2005 the Company determined that the plan of sale criteria in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, had been met and classified the assets and liabilities accordingly on the balance sheet.

The fair value less cost to sell the GEBPS assets is presented in the balance sheet as follows:

Discontinued operation assets held for sale	$1,023
Discontinued operation liabilities held for sale	(807)
Fair value less cost to sell	$216

3.)          Benefit Contribution Plan

The Company has a defined contribution salary deferral plan covering substantially all employees under Section 401(k) of the Internal Revenue Code.  The Company contributes an amount equal to 45 cents for each dollar contributed by each employee up to a maximum of 6% of each employee’s compensation.  The Company recognized expense for contributions to the plan for the three months ended March 31, 2004 and 2005 of $186 and $227, respectively.

4.)          Capital Stock

Preferred Stock

Under the terms of the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock (collectively, Preferred Stock), the holders are entitled to receive, when and if declared by the Board of Directors, cumulative dividends on each share of Preferred Stock at the rate of 8% per year which shall accrue daily and, to the extent not paid, shall accumulate quarterly in arrears.  At December 31, 2004 and March 31, 2005, dividends in arrears are $8,777 and $9,856, respectively.

Stock Options

In November 2002, the Board of Directors approved the Eschelon Telecom, Inc. Stock Option Plan of 2002 (the 2002 Plan).  A total of 16,117,647 shares of the Company’s common stock have been reserved for issuance under the 2002 Plan.  At March 31, 2005, the Company had 10,187,904 options outstanding and 2,604,979 shares of restricted common stock issued to certain directors and members of management under the 2002 Plan.

Restricted Common Stock

In February 2003, the Company granted 2,484,979 shares of restricted common stock to certain directors and members of management.  The fair value per share of this restricted stock was $0.05.  The Company records compensation expense as the restrictions are removed from the stock.  In February 2004, 405,968 shares vested resulting in compensation expense of $20.  In February 2005, 243,168 shares vested resulting in compensation expense of $12.  In March 2005, the Company granted 120,000 shares of restricted common stock to a member of the board of directors.  The fair value per share of this restricted stock was $0.20.  The Company recorded related compensation expense of $24.

5.)          Commitments and Contingencies

In March 2005, we settled several lawsuits against Qwest on mutually acceptable terms.  As a result of the settlement agreement, our suit against Qwest in the United States District Court, Western District of Washington regarding access, the development of an unbundled network element platform, and failing to make DSL available for resale was dismissed and we agreed to withdraw our appeal in the United States District Court, District of Minnesota of the unfavorable decision of the Minnesota PUC denying us service quality credits.

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

Company Overview

We are a leading facilities-based provider of voice and data services and business telephone systems in 19 markets in the western United States.  We target the small and medium-sized business segment and serve over 50,000 customers, primarily within the local service territory of Qwest.  We believe that we are either the first or second largest competitive communications services provider targeting the small and medium-sized business segment in each of our markets, based on internally derived market share data.

Early in our development, we expanded into new markets generally through acquisitions of companies that we augmented with our network services capabilities. We were founded in 1996 and shortly thereafter we merged with Cady Communications, a business telephone systems (“BTS”) company based in Minnesota, and began offering local and long distance voice services. In 1997 and 1998, we acquired three additional BTS companies and launched voice services in five additional markets, including Denver, Phoenix, Portland, Salt Lake City and Seattle. In December 1999, we activated our first switch. In January 2000, we acquired an Internet service provider and began providing advanced data services. In March 2000 we began providing voice and data services over our network, which began our transition to a facilities-based competitive communications services provider. In January 2001, we acquired a BTS company in Salt Lake City. On December 31, 2004, we consummated our eighth acquisition, Advanced TelCom, Inc. (ATI), whereby we enhanced our presence in Washington, Oregon and Nevada and entered California.

We measure our operational performance using a variety of indicators including revenue growth, the percentage of our revenue that comes from customers that we serve on-switch, gross margin percentage, operating expenses as a percentage of revenue and access line churn rates. We monitor key operating and customer service metrics to improve customer service, maintain the quality of our network and reduce costs.

ATI generated approximately $59.3 million of revenue in 2004. Through this acquisition, we strengthened our presence in five of the markets we already served, entered into six adjacent markets, entered into one new market and created significant opportunities for cost savings and increased profitability. By combining our businesses, we have been able to achieve a size and scale that we believe will provide us with a competitive advantage in our markets and significant opportunities for cost savings and improved cash flow. We are in the process of integrating ATI’s operational, financial and support systems with ours. We expect that ATI will be substantially integrated by the end of 2005.

Key Components of Results of Operations

Revenue.  Network services revenue consists primarily of local dial tone, switched access lines, long distance, access charges and data service. Revenue from local telephone service consists of charges for basic local service, including dedicated T1 access, and custom-calling features such as call waiting and call forwarding. Revenue from long distance service consists of per-minute-of-use charges for a full range of traditional switched and dedicated long distance, toll-free calling, international, calling card and operator services. Carrier access revenue consists primarily of usage charges that we bill long distance carriers to originate and terminate calls to and from our customers. In addition, ATI currently charges other local exchange carriers usage charges to originate and terminate local calls to and from its customers (otherwise known as reciprocal compensation). Revenue from data services consists primarily of monthly usage fees for dedicated Internet access services. We typically commit our customers to contracts ranging from one to five years and provide discounts for longer terms. Network services comprised 89.2% of our revenue for the three months ended March 31, 2005 revenue and represents a predominantly recurring revenue stream.

Monthly recurring network services revenue is recognized in the month the services are used. In the case of local service revenue, monthly recurring local services charges are billed in advance but accrued for and recognized on a prorated basis based on length of service in any given month. Non-recurring revenues from network services are recognized over the average life of the customers. Long distance and access charges are billed in arrears but accrued based on monthly average usage. We have not historically received any revenues from reciprocal compensation due to our bill-and-keep arrangement with Qwest. While ATI currently receives approximately $0.3 million in annual revenue from reciprocal compensation from Qwest and SBC Communications Inc., we are evaluating whether to seek a bill-and-keep arrangement with Qwest and /or SBC for ATI. We do not have any wholesale revenue other than access revenue and ATI reciprocal compensation.

BTS service revenue consists of revenue from the sale of telephone equipment and the servicing of telephone equipment systems. Telephone equipment revenue is recognized upon delivery, completion of the installation and acceptance by the customer. BTS service revenue is recognized upon completion of service or, in the case of maintenance agreements, is spread equally over the life of the maintenance contract, which typically ranges from monthly to five years.

Cost of Revenue.  Our network services cost of revenue consists primarily of the cost of operating and maintaining our network facilities. The network components for our facilities-based business include the cost of

•                  leasing local loops and digital T1 lines that connect our customers to our network;

•                  leasing high capacity digital lines that connect our switching equipment to our colocations;

•                  leasing high capacity digital lines that interconnect our network with the Rebional Bell Operating Companies, or RBOCs;

•                  leasing space in the RBOC central offices for colocating our equipment;

•                  signaling system network connectivity;

•                  leasing our ATM long-haul Internet backbone network; and

•                  Internet transit and peering.

The costs to lease local loops, digital T1 lines and high capacity digital interoffice facilities from the RBOCs varies by carrier and by state and are regulated under federal and state laws. In virtually all areas, we lease local loops, T1 lines and interoffice capacity from RBOCs. We lease interoffice facilities from carriers other than the RBOCs where possible in order to lower costs and improve network redundancy; however, in most cases, the RBOCs are our only source for local loops and T1 lines.  Prior to January 2005, we purchased, on a wholesale or negotiated basis, unbundled network elements platform, or UNE-P, and customized network element packages, or UNE-E, from Qwest.  We entered into a three year agreement in January 2005 with Qwest for the provision of their Platform Plus, or QPP, product which replaced UNE-P and UNE-E.  The

UNE-P and UNE-E agreements were terminated with the adoption of the QPP agreement, and all UNE-E and UNE-P lines were moved to QPP on January 1, 2005.

Our cost of revenue also includes the fees we pay for long distance, data and other services. We have entered into long-term wholesale purchasing agreements for these services. Some of these agreements, including our agreements with Global Crossing and MCI, also contain significant termination penalties and/or minimum usage volume commitments. In the event we fail to meet these minimum volume commitments, we may be obligated to pay underutilization charges. We do not anticipate having to pay any underutilization charges in the foreseeable future.

We carefully review all of our vendor invoices and frequently dispute inaccurate or inappropriate charges. In cases where we dispute certain changes, we frequently pay only undisputed amounts on vendor invoices in order to pay proper amounts owed. Our single largest vendor is Qwest, to which we paid $11.6 million for the three months ended March 31, 2005. We use significant estimates to determine the level of success in dispute resolution and consider past historical experience, basis of dispute, financial status and current relationship with vendors and aging of prior disputes in quantifying our estimates.

We account for all of our network depreciation in depreciation and amortization expense and do not have any depreciation expense in cost of revenue.

Our most significant BTS costs of revenue are the equipment purchased from manufacturers and labor for service and equipment installation. To take advantage of volume purchase discounts, we purchase equipment primarily from three manufacturers pursuant to master purchase agreements we have with these manufacturers. For all BTS installations, our policy is to require a 30% deposit before ordering the equipment so our risk of excess inventory or inventory obsolescence is low. BTS cost of revenue also includes salaries and benefits of field technicians as well as vehicle and incidental expenses associated with equipment installation, maintenance and service provisioning.

Sales, General and Administrative.  Sales, general and administrative expenses are comprised primarily of salaries and benefits, bonuses, commissions, occupancy costs, sales and marketing expenses, bad debt, billing and professional services.

Determining our allowance for doubtful accounts receivable requires significant estimates. We consider two primary factors in determining the proper level of the allowance, including historical collections experience and the aging of the accounts receivable portfolio. We perform a rigorous credit review process on each new customer that involves reviewing the customer’s current service provider bill and payment history, matching customers with the National Telecommunications Data Exchange database for delinquent customers and, in some cases, requesting credit reviews through Dun and Bradstreet. For the three months ended March 31, 2004 and 2005, our bad debt expense as a percentage of revenue was 0.8% and 0.2%, respectively.

Depreciation and Amortization.  Our depreciation and amortization expense currently includes depreciation for network related voice and data equipment, back office systems, furniture, fixtures, leasehold improvements, office equipment and computers. All internal costs directly related to the expansion of our network and operating and support systems, including salaries of certain employees, are capitalized and depreciated over the lives of the switches or systems, as the case may be. Capitalized customer installation costs are amortized over the approximate average life of a customer, which is currently 48 months. Detailed annual time studies are used to determine labor capitalization. These time studies are based on employee time sheets for those engaged in capitalizable activities.

Comparison of Financial Results

Overview of Results

Selected consolidated financial and operating data for the three-month period ended March 31, 2004 and 2005 is as follows (dollars in thousands, except per unit amounts):

	Three months ended March 31,
	2004	2005	% Change
	(unaudited)	(unaudited)
Total revenue	$38,196	$54,533	42.8%
Total gross margin (%)	59.6%	56.7%	(4.9)%
Capital expenditures	$7,041	$8,898	26.4%
Cash and available-for-sale securities	$23,596	$25,833	9.5%

Voice lines in service	159,354	259,594	62.9%
Data lines in service	56,180	127,183	126.4%
Total lines in service	215,534	386,777	79.5%
Percent of lines on switch	75.6%	82.6%	9.2%
Lines sold	19,463	26,495	36.1%
Average monthly access line churn (%)	1.55%	1.51%	(2.1)%
Average monthly network services revenue per line	$50.42	$42.30	(16.1)%

Total full-time equivalent employees	895	1,117	24.8%
Quota-carrying network service salespeople	145	191	31.7%
Quota-carrying BTS salespeople	33	39	18.2%
Total quota-carrying salespeople	178	230	29.2%

Three Months Ended March 31, 2005 compared to Three Months Ended March 31, 2004

Revenue.  Revenue for the three months ended March 31, 2004 and 2005 is as follows:

	2004	2005	% Change
	(unaudited)	(unaudited)
Revenue (in millions):
Voice and data services	$23.5	$37.1	57.5%
Long distance	5.3	8.6	62.6%
Access	3.3	3.0	(8.7)%
Total network services	32.1	48.7	51.6%
Business telephone systems	6.1	5.8	(3.6)%
Total revenue	$38.2	$54.5	42.8%

Network services revenue was $48.7 million for the three months ended March 31, 2005, an increase of 51.6% from $32.1 million in the same period of 2004.  The increase in revenue was primarily due to the inclusion of ATI, which was acquired on December 31, 2004.  Over the past 12 months the number of voice lines in service increased by 62.9% to 259,594 at March 31, 2005 and the number of data lines in service increased by 126.4% to 127,183 at March 31, 2005.  The growth in access lines was partially offset by declines in pre-subscribed interexchange carrier charge (PICC) revenue, access revenue per minute of use and a decline in data revenue per line.  The decline in PICC revenue was due to our pending dispute with Global Crossing.  As a result of that dispute, we elected not to record PICC revenue beginning in November 2004.  The PICC revenue impact was approximately $0.8 million for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004.  Access revenue per minute of use declined as a result of the scheduled FCC reduction of interstate rate levels in June 2004.  Data revenue per line declined due to a combination of customers purchasing more bandwidth at discounted prices and general pricing pressures for data services in our markets.  We expect all of the above trends in line growth, PICC revenue, access rates and data revenue per line to continue for the foreseeable future.  As we continue to grow, our size and average monthly access line churn will begin to limit our access line growth rate on both an absolute and a percentage basis unless we increase our sales force and extend our network footprint.

BTS revenue was $5.8 million for the three months ended March 31, 2005, a decrease of 3.6% from $6.1 million in the same period of 2004.  The decrease in revenue was primarily due to a decrease in revenue from change orders.  This was partially offset by an increase in revenue from new systems.  We cannot predict future trends in capital spending by small and medium-sized business customers which drives our BTS revenue.

Cost of Revenue.  Cost of revenue for the three months ended March 31, 2004 and 2005 is as follows:

	2004	2005	% Change
	(unaudited)	(unaudited)
Cost of revenue (in millions):
Network services	$11.7	$20.0	70.0%
Business telephone systems	3.7	3.6	(0.9)%
Total cost of revenue	$15.4	$23.6	53.2%

Network services cost of revenue was $20.0 million for the three months ended March 31, 2005, an increase of 70.0% from $11.7 million in the same period of 2004.  The increase was primarily due to the inclusion of ATI.  In addition, we experienced an increase of approximately $0.6 million in the three months ended March 31, 2005 related to the impact of QPP.  We anticipate this expense increase will continue in the future.  As a percentage of related revenue, network services cost of revenue for the three months ended March 31, 2005 increased to 41.1% from 36.6% for the same period of 2004.

BTS cost of revenue was $3.6 million for the three months ended March 31, 2005, a decrease of 0.9% from $3.7 million in the same period of 2004.  Both materials cost and labor cost stayed relatively flat in the three months ended March 31, 2005 from the same period of 2004.  As a percentage of related revenue, BTS cost of revenue for the three months ended March 31, 2005 increased to 61.9% from 60.2% for the same period of 2004.  This was primarily due to the decline in revenue mentioned previously without a corresponding decline in labor costs.  We do not expect future improvements in BTS cost of revenue as a percentage of related revenue unless we are able to significantly increase BTS revenue and therefore achieve greater volume discounts or economies of scale in our workforce.

Gross Profit.  Gross profit for the three months ended March 31, 2004 and 2005 is as follows:

	2004	2005	% Change
	(unaudited)	(unaudited)
Gross profit (in millions):
Network services	$20.4	$28.7	40.9%
Business telephone systems	2.4	2.2	(7.7)%
Total gross profit	$22.8	$30.9	35.7%

The increase in gross profit for the three months ended March 31, 2005, from the same period of 2004, was primarily due to the inclusion of ATI.

Sales, General and Administrative Expense.  Sales, general and administrative expenses were $22.3 million for the three months ended March 31, 2005, an increase of 36.0% from $16.4 million in the same period of 2004.  This increase was primarily due to the inclusion of sales, general and administrative expenses of ATI.  As a percentage of revenue, sales, general and administrative expenses for the three months ended March 31, 2005 declined to 41.0% from 43.0% in the same period of 2004 due to the improved efficiency of our existing operations resulting from our fixed cost structure supporting a higher level of revenue.  We expect this trend to continue as we add more access lines with only modest increases in our employee base.  We expect legal expenses included in sales, general and administrative expenses to decrease in the second quarter of 2005 as a result of the settlement of our lawsuit against Qwest in March 2005.

Depreciation and Amortization.  Depreciation and amortization expense was $8.6 million for the three months ended March 31, 2005, an increase of 8.1% from $7.9 million in the same period of 2004.  This increase was primarily due to the inclusion of ATI.  As a percentage of revenue, depreciation and amortization decreased to 15.7% for the three months ended March 31, 2005 from 20.8% for the same period of 2004.

Interest.  Interest expense was $4.9 million for the three months ended March 31, 2005, an increase of 110.1% from $2.3 million in the same period of 2004.  This increase was primarily due to interest expense on our 8 3/8% senior second secured notes due 2010 issued in March and November of 2004.

Net Income (Loss).  Net loss for the three months ended March 31, 2005 was $4.8 million compared to net income of $14.3 million in the same period of 2004.  The net income in 2004 was primarily due to an $18.2 million gain on extinguishment of debt.

Liquidity and Capital Resources

Principal Sources and Uses of Liquidity.  Our principal sources of liquidity are cash from operations and our cash and cash equivalents and available-for-sale securities. Our principal liquidity requirements consist of debt service, capital expenditures and working capital.

Cash Flows Provided by Operating Activities.  Cash provided by operating activities was $2.4 million for the three months ended March 31, 2005 compared to cash provided by operating activities of $7.0 million for the same period of 2004.  The decrease in cash provided by operating activities was primarily due to the semi-annual interest payment in March 2005 on our senior second secured notes.

Cash Flows Used in Investing Activities.  Cash used in investing activities was $15.0 million for the three months ended March 31, 2005 compared to $6.7 million for the same period of 2004.  The cash used in investing activities was for the maintenance and expansion of our network and back office systems and for the investment in available-for-sale securities with maturity dates of six months or less.

Cash Flows Provided by (Used in) Financing Activities.  Cash used in financing activities was $0.7 million for the three months ended March 31, 2005.  The cash used in financing activities was primarily for payments on capital lease obligation and for debt issuance costs.  For the three months ended March 31, 2004, net cash provided by financing activities was $14.6 million.  The net proceeds from the issuance of the senior second secured notes in March 2004 generated approximately $13.2 million, which is net of a $1.6 million prepayment penalty.  We also used cash for payments on capital lease obligations.

Capital Requirements.  For the three months ended March 31, 2005, we spent $8.3 million on capital expenditures.  We expect to spend approximately $44.6 million on capital expenditures in 2005, approximately $4.1 million of which will be to integrate ATI into our operations.

Based on our current level of operations and anticipated growth, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operations and we do not currently anticipate the need to raise additional financing to fund capital expenditures or operations for at least the next 12 months.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are not exposed to market risks from changes in foreign currency exchange rates or commodity prices.  We do not hold any derivative financial instruments nor do we hold any securities for trading or speculative purposes.

We are exposed to changes in interest rates on our investments in cash equivalents and short-term investments.  All of our investments have maturities of six months or less which reduces our exposure to long-term interest rate changes.  Interest income for the three-month period ended March 31, 2005 was $0.1 million, therefore not exposing us to any meaningful interest income risk had rates dropped.  We had $138.7 million in senior second secured notes outstanding as of March 31, 2005.  These notes are at a fixed interest rate and are therefore not exposed to any interest rate risk.

Item 4:  Controls and Procedures

Evaluation of disclosure controls and procedures.  Our management, under the direction and with the participation of Richard A. Smith, our President and Chief Executive Officer, and Geoffrey M. Boyd, our Chief Financial Officer, performed an evaluation of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934).  Based on that evaluation, Messers. Smith and Boyd concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective.

Changes in internal controls over financial reporting.  During the quarter ended March 31, 2005, there have been no significant changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our reported financial results.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

In August 2000, we entered into an agreement with Global Crossing Bandwidth, Inc. to be our exclusive global carrier for all of our data service needs and 95% of our voice service needs for a ten-year period. The agreement calls for us to pay for at least $100 million of services over the initial term of the agreement. Global Crossing filed a suit against us in February 2005 in the federal district court for the Western District of New York. The suit alleges that we owe approximately $8.4 million in unpaid pre-subscribed inter-exchange carrier charges, or PICC, and further seeks a declaratory ruling that Global Crossing may terminate the agreement. We believe that we have strong defenses to Global Crossing’s claim for PICC charges and we intend to vigorously defend against the suit. We are unable to predict the outcome of this litigation or Global Crossing’s actions during the litigation process.

In March 2005, we settled several lawsuits against Qwest on mutually acceptable terms.  As a result of the settlement agreement, our suit against Qwest in the United States District Court, Western District of Washington regarding access, the development of an unbundled network element platform, and failing to make DSL available for resale was dismissed and we agreed withdraw our appeal in the United States District Court, District of Minnesota of the unfavorable decision of the Minnesota PUC denying us service quality credits.

Investigations are ongoing in Arizona, Oregon and Colorado relating to the alleged failure of Qwest and several competitive communications services providers, including us, to submit interconnection agreements for approval by state regulatory agencies. Each PUC has the authority to assess fines of up to several thousand dollars for each agreement for each day the agreement was not filed. Consequently we could potentially face fines in each state. Further, each PUC has the authority to revoke our authority to provide service, although no one has suggested doing so with respect to Qwest or any competitive communications services provider involved in the proceedings. A similar investigation by the Minnesota PUC resulted in no direct penalties against us while the Washington Commission approved a settlement under which we paid $25,000 and provided testimony in return for dismissal of the case against us. We have reached a settlement with the Arizona Corporation Commission staff that requires us to pay a penalty of $80,000, half of which would be due on approval of the settlement by the Arizona Corporation Commission and half of which would be payable the following year. The Oregon PUC has initiated proceedings against Qwest, but not against any competitive communications services provider. An Administrative Law Judge in Colorado recommended that the Colorado Commission not pursue a case against the competitive communications services providers on the basis that the competitive communications services providers did not have an obligation to file the agreements. The PUC has not initiated a complaint proceeding against any party. Qwest and the Colorado Consumer Council have proposed a settlement which the PUC did not accept. The PUC has ordered that further hearings be held to determine if a “global comprehensive agreement can be reached.” We cannot predict how these matters will ultimately be resolved.

The Minnesota Department of Commerce has filed a complaint with the Minnesota PUC concerning agreements that competitive communications services providers, including us, have with certain interexchange carriers for pricing access services. They have asserted that the agreements are unlawfully discriminatory and required to be filed. Potentially, the PUC could assess a fine of up to several thousand dollars for each agreement for each day it was not filed and could revoke our authority to provide service in Minnesota. We have entered into a settlement with the Minnesota Department of Commerce which, if approved by the PUC, would require us to pay a penalty of $15,000 and revise our intrastate access tariff. We cannot predict the outcome of this proceeding or its effect on our business.

We have disputed the amount of a bond that we are required to post with the Arizona Corporation Commission. The Arizona Corporation Commission recently ruled to reduce our bond to $235,000 rather than the $400,000 bond currently posted. However, future proceedings could result in a substantial increase in the bond, depending on Arizona Corporation Commission decisions on its policies concerning bond requirements.

We cannot predict the outcome of any of these proceedings or their effect on our business. We are party from time to time to other ordinary course disputes that we do not believe to be material.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We relied upon Rule 701 promulgated under the Securities Act to issue the following securities:

On January 3, 2005, we granted to 240 participants under the Eschelon Telecom, Inc. Stock Option Plan of 2002 options to purchase an aggregate of 147,100 shares of common stock at an exercise price of $0.10 per share.  These options generally vest 20% upon the date of the initial grant and 20% per year over four years from the date of grant.

In March 2005, we issued 120,000 shares of our restricted common stock valued at $0.20 per share to a director as compensation for services on our board of directors for 2005.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders during the quarter ended March 31, 2005.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eschelon Telecom, Inc.

Date: May 16, 2005	By:	/S/ Geoffrey M. Boyd

	Name:	Geoffrey M. Boyd
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)