Form 10-Q
period 2005-06-30
ESCHELON TELECOM INC
filed 2005-08-15
CIK 1110507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-0001

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of August 9, 2005, the number of outstanding shares of the Registrant’s Common Stock, par value $.01 per share, was 14,653,709 shares.

ESCHELON TELECOM, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Eschelon Telecom, Inc.

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Amounts)

	December 31,	June 30,
	2004	2005
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,435	$9,379
Restricted cash	722	875
Available-for-sale securities	6,194	11,772

Accounts receivable, net of allowance for doubtful accounts of $817 and $826, respectively	18,941	21,103
Other receivables	2,976	3,032
Inventories	2,873	2,993
Prepaid expenses	2,410	1,831
Discontinued assets held for sale	—	822
Total current assets	60,551	51,807

Property and equipment, net	102,849	103,667

Other assets	1,985	1,888
Goodwill	38,776	38,776
Intangible assets, net	32,958	33,235
Total assets	$237,119	$229,373

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$8,375	$6,999
Accrued telecommunication costs	7,616	8,027
Accrued office rent	2,336	2,295
Accrued interest expense	4,070	4,070
Accrued expenses	5,998	5,160
Deferred revenue	7,300	7,673
Accrued compensation expenses	3,588	4,818
Capital lease obligation, current maturities	1,629	1,117
Discontinued liabilities held for sale	—	1,416
Total current liabilities	40,912	41,575

Long-term liabilities:
Commitments and contingencies (see Note 3)
Other long-term liabilities	630	824
Capital lease obligation, less current maturities	2,824	4,781
Notes payable	137,778	139,697
Total liabilities	182,144	186,877

Series A convertible preferred stock, $0.01 par value per share;100,000,000 shares authorized; issued and outstanding shares — 77,526,136 at December 31, 2004 and June 30, 2005	48,155	49,717

Series B convertible preferred stock, $0.01 par value per share; 25,000,000 shares authorized; issued and outstanding shares — 20,000,000 at December 31, 2004 and 20,205,736 at June 30, 2005	15,000	15,759

Stockholders’ deficit:
Common stock, $0.01 par value per share; 200,000,000 shares authorized; issued and outstanding shares — 351,134 shares at December 31, 2004; and 416,974 at June 30, 2005	4	4
Additional paid-in capital	115,876	115,781
Accumulated other comprehensive income	30	90
Accumulated deficit	(124,056)	(137,467)
Deferred compensation	(34)	(1,388)
Total stockholders’ deficit	(8,180)	(22,980)
Total liabilities and stockholders’ deficit	$237,119	$229,373

See accompanying notes.

Eschelon Telecom, Inc.

Unaudited Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Amounts)

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2004	2005	2004	2005
Revenue:
Network services	$32,745	$50,095	$64,857	$98,763
Business telephone systems	6,406	6,826	12,490	12,691
Total revenue	39,151	56,921	77,347	111,454

Cost of revenue:
Network services	11,592	24,901	23,357	44,902
Business telephone systems	3,818	4,191	7,480	7,821
Total cost of revenue	15,410	29,092	30,837	52,723

Gross profit:
Network services	21,153	25,194	41,500	53,861
Business telephone systems	2,588	2,635	5,010	4,870
Total gross profit	23,741	27,829	46,510	58,731

Operating expenses:
Sales, general and administrative	17,084	23,080	33,526	45,445
Depreciation and amortization	7,277	8,707	15,212	17,281
Operating loss	(620)	(3,958)	(2,228)	(3,995)

Other income (expense):
Interest income	26	102	38	233
Interest expense	(2,760)	(4,952)	(5,074)	(9,814)
Gain on debt restructuring	—	—	18,195	—
Other income (expense)	(23)	54	(24)	54
Income (loss) before taxes	(3,377)	(8,754)	10,907	(13,522)
Income taxes	—	—	—	—
Net income (loss) before discontinued operation	(3,377)	(8,754)	10,907	(13,522)
Income from discontinued operation	—	111	-	111
Net income (loss)	(3,377)	(8,643)	10,907	(13,411)
Less preferred stock dividends	(854)	(1,088)	(1,708)	(2,167)
Net income (loss) applicable to common stockholders	$(4,231)	$(9,731)	$9,199	$(15,578)

Net income (loss) per share:
Basic	$(14.74)	$(26.32)	$33.15	$(42.26)
Diluted	$(14.74)	$(26.32)	$2.12	$(42.26)

Weighted average number of shares outstanding:
Basic	287,094	369,743	277,488	368,631
Diluted	287,094	369,743	8,006,120	368,631

See accompanying notes

Eschelon Telecom, Inc.

Unaudited Consolidated Statements of Cash Flows

(In Thousands)

	Six months ended
	June 30,
	2004	2005
Operating activities
Net income (loss)	$10,907	$(13,411)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	15,212	17,281
Other non-cash items	1,409	3,406
Gain on extinguishment of debt	(18,195)	—
Changes in operating assets and liabilities:
Restricted cash	—	(153)
Accounts receivable	987	(2,457)
Inventories	28	(120)
Other current assets and deposits	(1,312)	520
Discontinued assets held for sale, net of liabilities	—	810
Accounts payable and accrued expenses	4,519	(1,838)
Deferred revenue	720	373
Accrued compensation expense	(862)	1,230
Net cash provided by operating activities	13,413	5,641

Investing activities
Purchase of net assets held for sale	—	(216)
Purchases of available-for-sale securities	—	(18,637)
Proceeds from sale of available-for-sale securities	—	13,218
Purchases of property and equipment	(6,981)	(9,253)
Cash paid for customer installation costs	(5,494)	(6,640)
Proceeds from sales of assets	2	6
Net cash used in investing activities	(12,473)	(21,522)

Financing activities
Proceeds from issuance of notes payable	84,813	—
Payments made on bank debt and capital lease obligations	(66,299)	(1,028)
Proceeds from issuance of stock	3	200
Increase in debt issuance costs	(4,220)	(347)
Net cash provided by (used in) financing activities	14,297	(1,175)

Net increase (decrease) in cash and cash equivalents	15,237	(17,056)
Cash and cash equivalents at beginning of period	8,606	26,435
Cash and cash equivalents at end of period	$23,843	$9,379

Supplemental cash flow information
Cash paid for interest	$4,167	$7,323

Supplemental noncash activities
Equipment purchases under capital leases	$1,354	$2,473
Value of common stock issued to management and certain members of board of directors	$14	$24

See accompanying notes.

Eschelon Telecom, Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Share and Per Share Amounts)

(Unaudited)

1.)          Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Eschelon Telecom, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal and recurring adjustments and accruals) considered necessary for a fair presentation for the periods indicated have been included.  Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.  The consolidated balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  These financial statements should be read in conjunction with the Company’s audited financial statements and related notes thereto for the year ended December 31, 2004 included in the Eschelon Telecom, Inc. Form 10-K filed with the Securities and Exchange Commission on March 31, 2005.

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

The cost basis, fair value and gross unrealized gains of the investment securities available-for-sale as of June 30, 2005 and December 31, 2004, are as follows:

			Gross	Gross
			Unrealized	Unrealized
			Holding	Holding
	Cost Basis	Fair Value	Gains	(Losses)
Available-for-sale securities as of June 30, 2005	$11,682	$11,772	$104	$(14)

Available-for-sale securities as of December 31, 2004	$6,164	$6,194	$30	$—

Debt securities as of June 30, 2005 have maturities of six months or less.

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

Property and equipment consist of the following:

	December 31,	June 30,
	2004	2005
Vehicles	$590	$1,074
Office furniture and equipment	16,746	18,010
Computer equipment and software	34,534	38,016
Leasehold improvements	19,504	19,801
Switching and data equipment and software	99,736	105,825
	171,110	182,726
Less accumulated depreciation	(68,261)	(79,059)
	$102,849	$103,667

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

Intangible assets consist of the following:

	December 31,	June 30,
	2004	2005
Customer installation costs	$64,087	$70,717
Debt issuance costs	8,368	8,715
Non-compete agreements	15	315
	72,470	79,747
Less accumulated amortization	(39,512)	(46,512)
	$32,958	$33,235

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

In preparation for the Company’s initial public offering of its common stock (see Note 8), the Company’s board of directors assessed its prior contemporaneous determinations of fair value for stock option and stock grants made since May 2004 and made adjustments to these prior determinations of fair value.  As a result of these retrospective adjustments to fair value, the Company recognized compensation expense associated with such stock option and stock grants of $636 in the three months ended June 30, 2005.  The Company will record a total of $1,367 of additional compensation expense through July 2009, at which point all such stock options are fully vested.

The following table illustrates the effect on net income (loss) per share if the company had applied the fair value recognition provision of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2005	2004	2005
Net income (loss) applicable to commonstockholders, as reported	$(4,231)	$(9,731)	$9,199	$(15,578)
Add: Stock-based employee compensation expense included in reported net income (loss)	—	636	20	648
Deduct: Total stock-based employee compensation expense determined under fair value-based methods for all awards	(16)	(272)	(48)	(289)
Pro forma net income (loss) applicable to common stockholders	$(4,247)	$(9,367)	$9,171	$(15,219)

Net income (loss) per share:
Basic — as reported	$(14.74)	$(26.32)	$33.15	$(42.26)
Basic — pro forma	$(14.79)	$(25.33)	$33.05	$(41.28)

Diluted — as reported	$(14.74)	$(26.32)	$2.12	$(42.26)
Diluted — pro forma	$(14.79)	$(25.33)	$2.12	$(41.28)

Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123.  The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for the three and six-month periods ended June 30, 2004 and 2005:

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
Expected dividend yield	—	—	—	—
Expected stock price volatility	25%	25%	25%	25%
Risk-free interest rate	3.88%	3.83-4.24%	3.25-3.88%	3.71-4.24%
Expected life of options	5 years	5 years	5 years	5 years

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

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per common share:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2005	2004	2005
Numerator:
Net income (loss) applicable to common
stockholders, as reported	$(4,231)	$(9,731)	$9,199	$(15,578)
Add: Cumulative preferred stock dividends	—	—	7,835	—
Deduct: Unrecognized deferred compensation expense	—	—	(34)	—
Numerator for diluted earnings per share	$(4,231)	$(9,731)	$17,000	$(15,578)

Denominator:
Weighted average common shares outstanding	287,094	369,743	277,488	368,631
Effect of dilutive securities:
Restricted stock grants	—	—	31,501	—
Employee stock options	—	—	336,282	—
Series A convertible preferred stock	—	—	7,360,849	—
Denominator for diluted earnings per share	287,094	369,743	8,006,120	368,631

Net income (loss) per share:
Basic — as reported	$(14.74)	$(26.32)	$33.15	$(42.26)
Diluted — as reported	$(14.74)	$(26.32)	$2.12	$(42.26)

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

2.)          Acquisitions

Advanced TelCom, Inc.

On December 31, 2004, the Company acquired all of the outstanding common stock of Advanced TelCom, Inc. (“ATI”) for $45,495, net of cash acquired.  The results of ATI have been included in the consolidated financial statements since that date.  As a result of the acquisition, the Company strengthened its presence in six markets, entered into six adjacent markets, entered one new market and created significant opportunities for cost savings and increased profitability.

The Company allocated the purchase price on a preliminary basis using the information then available.  The allocation of the purchase price will be finalized in 2005.  Upon completion of the final purchase price allocation, an additional portion of the excess purchase price may be allocated to certain intangibles that are separable from goodwill.  The Company accrued $2,531 in acquisition related expenses, which include severance benefits, relocation costs and contract termination fees.  At June 30, 2005 the balance in the acquisition reserve was as follows:

Balance at December 31, 2004	$2,531
Payments	(460)
Balance at June 30, 2005	$2,071

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

The pro forma combined results of continuing operations for the three and six months ended June 30, 2004 are as follows:

	Three months ended June 30, 2004	Six months ended June 30, 2004
Revenue	$53,729	$107,305
Net income	(1,841)	16,097
Net income per share — basic	(6.41)	58.01
Net income per share — diluted	(6.41)	2.77

General Electric Business Productivity Solutions

On October 13, 2004 the Company entered into an agreement with General Electric Capital Corporation to purchase substantially all of the assets of General Electric Business Productivity Solutions (GEBPS) for $100.   The transaction closed on March 31, 2005 and is being accounted for as a discontinued operation. GEBPS constitutes a group of assets that can be clearly distinguished operationally and for financial reporting purposes from the rest of the Company.  Management has determined that the group of assets does not fit the Company’s future business model and is committed to sell the net assets.  The Company believes that the assets will be sold within the next twelve months.  At March 31, 2005 the Company determined that the plan of sale criteria in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, had been met and classified the assets and liabilities accordingly on the balance sheet.

3.)          Commitments and Contingencies

On June 21, 2005, we settled the lawsuit brought against the Company by Global Crossing.  The parties agreed to release each other from all claims related to the dispute and to amend their agreement.  The settlement agreement provides for the Company to pay Global Crossing $5,000 and Global Crossing to credit the Company’s future bills for approximately $564 over the following six months.

Under the terms of the Global Crossing settlement, the Carrier Services Agreement between the parties, which had provided that Global Crossing was the Company’s exclusive provider of voice and data services, subject to certain exceptions, and that the Company had a purchase commitment of $100,000 was amended to shorten the term of the agreement to July 1, 2006, to eliminate the exclusivity, purchase commitment and shortfall provisions and to provide that Global Crossing will be the Company’s preferred provider for Internet transit and long haul data private line needs.

4.)          Benefit Contribution Plan

The Company has a defined contribution salary deferral plan covering substantially all employees under Section 401(k) of the Internal Revenue Code.  The Company contributes an amount equal to 45 cents for each dollar contributed by each employee up to a maximum of 6% of each employee’s compensation.  The Company recognized expense for contributions to the plan for the three months ended June 30, 2004 and 2005 of $190 and $242, respectively, and for the six months ended June 30, 2004 and 2005 of $376 and $469, respectively.

5.)          Capital Stock

Preferred Stock

Under the terms of the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock (collectively, Preferred Stock), the holders are entitled to receive, when and if declared by the Board of Directors, cumulative dividends on each share of Preferred Stock at the rate of 8% per year which shall accrue daily and, to the extent not paid, shall accumulate quarterly in arrears.  At December 31, 2004 and June 30, 2005, dividends in arrears are $8,777 and $10,944, respectively.

Stock Options

In November 2002, the Board of Directors approved the Eschelon Telecom, Inc. Stock Option Plan of 2002 (the 2002 Plan).  A total of 1,632,414 shares of the Company’s common stock have been reserved for issuance under the 2002 Plan.  At June 30, 2005, the Company had 987,057 options outstanding and 192,255 shares of restricted common stock issued to certain directors and members of management under the 2002 Plan.

Restricted Common Stock

In February 2003, the Company granted 183,399 shares of restricted common stock to certain directors and members of management.  The fair value per share of this restricted stock was $0.68.  The Company records compensation expense as the restrictions are removed from the stock and recognizes compensation expense over the vesting period.  In February 2004, 29,958 shares vested resulting in compensation expense of $20.  In February 2005, 17,941 shares vested resulting in compensation expense of $12.  In March 2005, the Company granted 8,856 shares of restricted common stock to a member of the board of directors.  The fair value per share of this restricted stock was $2.71.  The Company recorded related compensation expense of $24.

6.)          Condensed Consolidating Financial Information

The Company’s 8 3/8% senior second secured notes due 2010 issued by Eschelon Operating Company are fully and unconditionally guaranteed jointly and severally by the Company and all existing subsidiaries and the indenture governing the notes requires that any future subsidiaries that are organized in the United States must also guarantee the notes on the same basis.

The following tables present condensed consolidating balance sheets at December 31, 2004 and June 30, 2005 and condensed consolidating statements of operations for the three and six-month periods ended June 30, 2004 and 2005.

Unaudited Condensed Consolidating Balance Sheets

As of December 31, 2004

(In Thousands)

		Eschelon
	Eschelon	Operating	Guarantor
	Telecom, Inc.	Company	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$26,332	$—	$103	$—	$26,435
Restricted cash	722	—	—	—	722
Available-for-sale securities	6,194	—	—	—	6,194
Accounts receivable	—	—	18,941	—	18,941
Other receivables	—	—	2,976	—	2,976
Inventories	—	—	2,873	—	2,873
Prepaid expenses	1,227	—	1,183	—	2,410
Total current assets	34,475	—	26,076	—	60,551

Property and equipment, net	82,550	—	20,299	—	102,849

Investment in affiliates	58,998	—	—	(58,998)	—
Other assets	1,042	—	943	—	1,985
Goodwill	—	—	38,776	—	38,776
Intangible assets, net	20,438	—	12,520	—	32,958
Total assets	$197,503	$—	$98,614	$(58,998)	$237,119

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$4,314	$—	$4,061	$—	$8,375
Accrued telecommunication costs	—	—	7,616	—	7,616
Accrued office rent	1,722	—	614	—	2,336
Accrued interest expense	—	4,069	1	—	4,070
Other accrued expenses	489	—	5,509	—	5,998
Deferred revenue	—	—	7,300	—	7,300
Accrued compensation expenses	2,172	—	1,416	—	3,588
Capital lease obligation, current maturities	1,526	—	103	—	1,629
Total current liabilities	10,223	4,069	26,620	—	40,912

Long-term liabilities:
Other long-term liabilities	76	—	554	—	630
Capital lease obligation, less current maturities	2,607	—	217	—	2,824
Notes payable	—	137,778	—	—	137,778
Due to (from) affiliates	235,611	(182,260)	(53,351)	—	—
Total liabilities	248,517	(40,413)	(25,960)	—	182,144

Convertible preferred stock	63,155	—	—	—	63,155
Stockholders’ equity (deficit)	(114,169)	40,413	124,574	(58,998)	(8,180)
Total liabilities and stockholders’ equity (deficit)	$197,503	$—	$98,614	$(58,998)	$237,119

Unaudited Condensed Consolidating Balance Sheets

As of June 30, 2005

(In Thousands)

		Eschelon
	Eschelon	Operating	Guarantor
	Telecom, Inc.	Company	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$7,091	$—	$2,288	$—	$9,379
Restricted cash	875	—	—	—	875
Available-for-sale securities	11,772	—	—	—	11,772
Accounts receivable	—	—	21,103	—	21,103
Other receivables	—	—	3,032	—	3,032
Inventories	—	—	2,993	—	2,993
Prepaid expenses	997	—	834	—	1,831
Discontinued assets held for sale	—	—	822	—	822
Total current assets	20,735	—	31,072	—	51,807

Property and equipment, net	82,934	—	20,733	—	103,667

Investment in affiliates	58,998	—	—	(58,998)	—
Other assets	939	—	949	—	1,888
Goodwill	—	—	38,776	—	38,776
Intangible assets, net	21,180	—	12,055	—	33,235
Total assets	$184,786	$—	$103,585	$(58,998)	$229,373

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$3,142	$—	$3,857	$—	$6,999
Accrued telecommunication costs	—	—	8,027	—	8,027
Accrued office rent	1,604	—	691	—	2,295
Accrued interest expense	—	4,069	1	—	4,070
Other accrued expenses	1,695	—	3,465	—	5,160
Deferred revenue	—	—	7,673	—	7,673
Accrued compensation expenses	3,109	—	1,709	—	4,818
Capital lease obligation, current maturities	1,010	—	107	—	1,117
Discontinued liabilities held for sale	—	—	1,416	—	1,416
Total current liabilities	10,560	4,069	26,946	—	41,575

Long-term liabilities:
Other long-term liabilities	817	—	7	—	824
Capital lease obligation, less current maturities	4,618	—	163	—	4,781
Notes payable	—	139,697	—	—	139,697
Due to (from) affiliates	251,303	(175,350)	(75,953)	—	—
Total liabilities	267,298	(31,584)	(48,837)	—	186,877

Convertible preferred stock	65,476	—	—	—	65,476
Stockholders’ equity (deficit)	(147,988)	31,584	152,422	(58,998)	(22,980)
Total liabilities and stockholders’ equity (deficit)	$184,786	$—	$103,585	$(58,998)	$229,373

Unaudited Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2004

(In Thousands)

		Eschelon
	Eschelon	Operating	Guarantor
	Telecom, Inc.	Company	Subsidiaries	Consolidated

Revenue:
Network services	$—	$—	$32,745	$32,745
Business telephone systems	—	—	6,406	6,406
	—	—	39,151	39,151

Cost of revenue:
Network services	—	—	11,592	11,592
Business telephone systems	—	—	3,818	3,818
	—	—	15,410	15,410

Gross profit:
Network services	—	—	21,153	21,153
Business telephone systems	—	—	2,588	2,588
	—	—	23,741	23,741
Operating expenses:
Sales, general and administrative	8,986	—	8,098	17,084
Depreciation and amortization	4,668	—	2,609	7,277
Total operating expenses	13,654	—	10,707	24,361

Operating income (loss)	(13,654)	—	13,034	(620)
Other income (expense)	(207)	(2,544)	(6)	(2,757)
Income (loss) before income taxes	(13,861)	(2,544)	13,028	(3,377)
Income taxes	—	—	—	—
Net income (loss)	$(13,861)	$(2,544)	$13,028	$(3,377)

Unaudited Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2005

(In Thousands)

		Eschelon
	Eschelon	Operating	Guarantor
	Telecom, Inc.	Company	Subsidiaries	Consolidated

Revenue:
Network services	$—	$—	$50,095	$50,095
Business telephone systems	—	—	6,826	6,826
	—	—	56,921	56,921

Cost of revenue:
Network services	—	—	24,901	24,901
Business telephone systems	—	—	4,191	4,191
	—	—	29,092	29,092

Gross profit:
Network services	—	—	25,194	25,194
Business telephone systems	—	—	2,635	2,635
	—	—	27,829	27,829
Operating expenses:
Sales, general and administrative	10,652	—	12,428	23,080
Depreciation and amortization	5,416	—	3,291	8,707
Total operating expenses	16,068	—	15,719	31,787

Operating income (loss)	(16,068)	—	12,110	(3,958)
Other income (expense)	(381)	(4,434)	19	(4,796)
Income (loss) before income taxes	(16,449)	(4,434)	12,129	(8,754)
Income taxes	—	—	—	—
Net income (loss) before discontinued operation	(16,449)	(4,434)	12,129	(8,754)
Income from discontinued operation, net of tax	—	—	111	111
Net income (loss)	$(16,449)	$(4,434)	$12,240	$(8,643)

Unaudited Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2004

(In Thousands)

		Eschelon
	Eschelon	Operating	Guarantor
	Telecom, Inc.	Company	Subsidiaries	Consolidated

Revenue:
Network services	$—	$—	$64,857	$64,857
Business telephone systems	—	—	12,490	12,490
	—	—	77,347	77,347

Cost of revenue:
Network services	—	—	23,357	23,357
Business telephone systems	—	—	7,480	7,480
	—	—	30,837	30,837

Gross profit:
Network services	—	—	41,500	41,500
Business telephone systems	—	—	5,010	5,010
	—	—	46,510	46,510
Operating expenses:
Sales, general and administrative	18,054	—	15,472	33,526
Depreciation and amortization	9,971	—	5,241	15,212
Total operating expenses	28,025	—	20,713	48,738

Operating income (loss)	(28,025)	—	25,797	(2,228)
Other income (expense)	(429)	13,577	(13)	13,135
Income (loss) before income taxes	(28,454)	13,577	25,784	10,907
Income taxes	—	—	—	—
Net income (loss)	$(28,454)	$13,577	$25,784	$10,907

Unaudited Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2005

(In Thousands)

		Eschelon
	Eschelon	Operating	Guarantor
	Telecom, Inc.	Company	Subsidiaries	Consolidated

Revenue:
Network services	$—	$—	$98,763	$98,763
Business telephone systems	—	—	12,691	12,691
	—	—	111,454	111,454

Cost of revenue:
Network services	—	—	44,902	44,902
Business telephone systems	—	—	7,821	7,821
	—	—	52,723	52,723

Gross profit:
Network services	—	—	53,861	53,861
Business telephone systems	—	—	4,870	4,870
	—	—	58,731	58,731
Operating expenses:
Sales, general and administrative	21,125	—	24,320	45,445
Depreciation and amortization	10,688	—	6,593	17,281
Total operating expenses	31,813	—	30,913	62,726

Operating income (loss)	(31,813)	—	27,818	(3,995)
Other income (expense)	(727)	(8,829)	29	(9,527)
Income (loss) before income taxes	(32,540)	(8,829)	27,847	(13,522)
Income taxes	—	—	—	—
Net income (loss) before discontinued operation	(32,540)	(8,829)	27,847	(13,522)
Income from discontinued operation, net of tax	—	—	111	111
Net income (loss)	$(32,540)	$(8,829)	$27,958	$(13,411)

7.)          Reverse Stock Split

The Company completed a 0.0738-for-one reverse stock split affecting all outstanding shares of common stock on August 2, 2005.  All share and per share data have been adjusted to reflect the stock split.

8.)          Subsequent Events

On August 9, 2005, an initial public offering of 5,357,143 of the Company’s common stock at $14.00 per share was consummated.  Net proceeds from the offering, after deducting estimated underwriting discounts and commissions, are $69,750.  Proceeds will be used to redeem approximately $50,630 accreted value ($57,750 principal amount) of our 8 3/8% senior second secured notes due March 15, 2010 and to pay a $6,076 million premium due on redemption for these notes assuming that the redemption will occur on September 15, 2005; approximately $10,860 will be used for general corporate purposes, including the expansion of our colocation network; and approximately $2,184 will be used for the payment of fees and expenses associated with the offering.

As a result of the offering, all of the convertible preferred stock outstanding and accumulated dividends automatically converted to common stock.

On August 9, 2005 the Company entered into an agreement with Manhattan Telecommunications Corporation to sell Business Productivity Solutions, Inc. (BPS).  BPS is a wholly-owned subsidiary of Eschelon Operating Company and is being accounted for as a discontinued operation held for sale.  The transaction is anticipated to close by the end of 2005 pending regulatory approvals.

Also on August 9, 2005, the Company entered into a Management Services Agreement (MSA) with Manhattan Telecommunications Corporation.  The MSA will come into effect after the Federal Communications Commission approves the transfer and will enable Manhattan Telecommunications Corporation to operate certain business functions for BPS until all state regulatory approvals are received.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking and Cautionary Statements

We make “forward-looking statements” throughout this document.  Whenever you read a statement that is not solely a statement of historical fact (such as when we state that we “may,” “will” or “plan to” perform in a certain manner or that we “intend,” “believe,” “expect,” “anticipate,” “estimate” or “project” that an event will occur, or the negative thereof, and other similar statements), you should understand that our expectations may not be correct, although we believe that they are reasonable.  You should also understand that our plans may change.  We do not guarantee that the transactions and events described in this document will happen as described or that any trends noted in this document will continue.

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

As such, actual results or circumstances may vary materially from such forward-looking statements or expectations.  Readers are also cautioned not to place undue reliance on these forward-looking statements which speak only as of the date these statements were made.  Except as required by law, we do not have any obligation to update these forward-looking statements, even if our situation changes in the future.

Company Overview

We are a leading facilities-based provider of voice and data services and business telephone systems in 19 markets in the western United States.  As a facilities-based competitive communications services provider, we provide services to our customers primarily through our own network of owned telecommunications switches and related equipment and primarily leased telecommunications lines, or transport.  We target the small and medium-sized business segment and currently serve over 50,000 customers, primarily within the local service territory of Qwest.  We believe that we are either the first or second largest competitive communications services provider targeting the small and medium-sized business segment, with an estimated range of 6% to 15% of the market share in each of our markets, based on internally derived market share data as of April 28, 2005.

Early in our development, we expanded into new markets generally through acquisitions of companies that we augmented with our network services capabilities. We were founded in 1996 and shortly thereafter we merged with Cady Communications, a business telephone systems company based in Minnesota, and began offering local and long distance voice services. In 1997 and 1998, we acquired three additional business telephone systems companies and launched voice services in five additional markets, including Denver, Phoenix, Portland, Salt Lake City and Seattle. In December 1999, we activated our first switch. In January 2000, we acquired an Internet service provider and began providing advanced data services. In March 2000 we began providing voice and data services over our network, which began our transition to a facilities-based competitive communications services provider. In January 2001, we acquired a business telephone systems company in Salt Lake City. On December 31, 2004, we consummated our eighth acquisition, Advanced TelCom, Inc. (ATI), whereby we enhanced our presence in Washington, Oregon and Nevada and entered California.

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

ATI generated approximately $59.3 million of revenue in 2004. Through this acquisition, we strengthened our presence in six of the markets we already served, entered into six adjacent markets, entered into one new market and created significant opportunities for cost savings and increased profitability. By combining our businesses, we have been able to achieve a size and scale that we believe will provide us with a competitive advantage in our markets and significant opportunities for cost savings and improved cash flow. We are in the process of integrating ATI’s operational, financial and support systems with ours. We expect that ATI will be substantially integrated by the end of 2005.

The telecommunications industry is highly competitive.  We believe we compete principally by offering superior customer service, accurate billing, a broad set of services and systems and competitive pricing.  We compete with the Regional Bell Operating Companies (RBOCs), other competitive communications services providers, and long distance and data service providers.  While wireless providers are competing with us, we do not believe they are a competitive threat in the market nor are they likely to be in the near future, because of the different service standards that business customers require.

Key Components of Results of Operations

Revenue.  Network services revenue consists primarily of local dial tone, switched access lines, long distance, access charges and data service. Revenue from local telephone service consists of charges for basic local service, including dedicated T1 access, and custom-calling features such as call waiting and call forwarding. Revenue from long distance service consists of per-minute-of-use charges for a full range of traditional switched and dedicated long distance, toll-free calling, international, calling card and operator services. Carrier access revenue consists primarily of usage charges that we bill long distance carriers to originate and terminate calls to and from our customers. In addition, in some of our markets we currently charge other local exchange carriers usage charges to originate and terminate local calls to and from certain customers (otherwise known as reciprocal compensation).  Revenue from data services consists primarily of monthly usage fees for dedicated Internet access services. We typically commit our customers to contracts ranging from one to three years and provide discounts for longer terms. Network services comprised 88.6% of our revenue for the six months ended June 30, 2005 revenue and represents a predominantly recurring revenue stream.

Monthly recurring network services revenue is recognized in the month the services are used. In the case of local service revenue, monthly recurring local services charges are billed in advance but accrued for and recognized on a prorated basis based on length of service in any given month. Non-recurring revenues from network services are recognized over the average life of the customers. Long distance and access charges are billed in arrears but accrued based on monthly average usage. We have not historically received any revenues from reciprocal compensation due to our bill-and-keep arrangement with Qwest. Under a bill-and-keep arrangement with another carrier, we have a reciprocal agreement whereby we do not pay the other carrier to complete our customers’ local calls to their customers and vice versa.  While we currently bill approximately $0.3 million in annual revenue from reciprocal compensation from Qwest and SBC Communications Inc. related to ATI customers, we are evaluating whether to seek a bill-and-keep arrangement with Qwest and /or SBC. We do not have any wholesale revenue other than access revenue and this reciprocal compensation.

Business telephone systems revenue consists of revenue from the sale of telephone equipment and the servicing of telephone equipment systems. Telephone equipment revenue is recognized upon delivery, completion of the installation and acceptance by the customer. Business telephone systems revenue is recognized upon completion of service or, in the case of maintenance agreements, is spread equally over the life of the maintenance contract, which typically ranges from one to two years.

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

•                  leasing high capacity digital lines that interconnect our network with the RBOCs;

•                  leasing space in the RBOC central offices for colocating our equipment;

•                  signaling system network connectivity;

•                  leasing our ATM long-haul Internet backbone network; and

•                  Internet transit and peering, which is the cost of delivering Internet traffic from our customers to the public Internet.

The costs to lease local loops, digital T1 lines and high capacity digital interoffice facilities from the RBOCs vary by carrier and by state and are regulated under federal and state laws. In virtually all areas, we lease local loops, T1 lines and interoffice transport facilities from the RBOCs. We lease interoffice transport facilities from carriers other than the RBOCs where possible in order to lower costs and improve network redundancy; however, in most cases, the RBOCs are our only source for local loops and T1 lines.  Prior to January 2005, we purchased, on a wholesale or negotiated basis, unbundled network elements platform, or UNE-P, and customized network element packages, or UNE-E, from Qwest.  We entered into a three-year agreement in January 2005 with Qwest for the provision of their Platform Plus, or  QPP, product which replaced UNE-P and UNE-E.  The UNE-P and UNE-E agreements were terminated with the adoption of the QPP agreement, and all UNE-E and UNE-P lines were moved to QPP on January 1, 2005.

Our network services cost of revenue also includes the fees we pay for long distance, data and other services. We have entered into long-term wholesale purchasing agreements for these services. Some of these agreements, including our agreement with MCI, also contain significant termination penalties and/or minimum usage volume commitments. In the event we fail to meet these minimum volume commitments, we may be obligated to pay underutilization charges. We do not anticipate having to pay any underutilization charges in the foreseeable future.

We carefully review all of our vendor invoices and frequently dispute inaccurate or inappropriate charges. In cases where we dispute certain changes, we frequently pay only undisputed amounts on vendor invoices in order to pay proper amounts owed. Our single largest vendor is Qwest, to which we paid $24.3 million for the six months ended June 30, 2005. We use significant estimates to determine the level of success in dispute resolution and consider past historical experience, basis of dispute, financial status and current relationship with vendors and aging of prior disputes in quantifying our estimates.

We account for all of our network depreciation in depreciation and amortization expense and do not have any depreciation expense in cost of revenue.

Our most significant business telephone systems costs of revenue are the equipment purchased from manufacturers and labor for service and equipment installation. To take advantage of volume purchase discounts, we purchase equipment primarily from three manufacturers pursuant to master purchase agreements we have with these manufacturers. For all business telephone systems installations, our policy is to require a 30% deposit before ordering the equipment so our risk of excess inventory or inventory obsolescence is low. Business telephone systems cost of revenue also includes salaries and benefits of field technicians as well as vehicle and incidental expenses associated with equipment installation, maintenance and service provisioning.

Sales, General and Administrative.  Sales, general and administrative expenses are comprised primarily of salaries and benefits, bonuses, commissions, occupancy costs, sales and marketing expenses, bad debt, billing and professional services.

Determining our allowance for doubtful accounts receivable requires significant estimates. We consider two primary factors in determining the proper level of the allowance, including historical collections experience and the aging of the accounts receivable portfolio. We perform a rigorous credit review process on each new customer that involves reviewing the customer’s current service provider bill and payment history, matching customers with the National Telecommunications Data Exchange database for delinquent customers and, in some cases, requesting credit reviews through Dun and Bradstreet. For the six months ended June 30, 2004 and 2005, our bad debt expense as a percentage of revenue was 0.6% and 0.3%, respectively.

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

Comparison of Financial Results

                Overview of Results

                Selected consolidated financial and operating data for the three and six-month periods ended June 30, 2004 and 2005 is as follows (dollars in thousands, except per unit amounts):

	Three months ended June 30,			Six months ended June 30,
	2004	2005	% Change	2004	2005	% Change
	(unaudited)	(unaudited)		(unaudited)	(unaudited)
Total revenue	$39,151	$56,921	45.4%	$77,347	$111,454	44.1%
Total gross margin (%)	60.6%	48.9%	(19.4)%	60.1%	52.7%	(12.4)%
Capital expenditures	$6,789	$9,468	39.5%	$13,829	$18,366	32.8%

Voice lines in service	162,622	262,815	61.6%	162,622	262,815	61.6%
Data lines in service	63,327	134,821	112.9%	63,327	134,821	112.9%
Total lines in service	225,949	397,636	76.0%	225,949	397,636	76.0%
Percent of lines on switch	77.4%	84.0%	8.6%	77.4%	84.0%	8.6%
Lines sold	22,773	26,780	17.6%	42,236	53,275	26.1%
Average monthly access line churn	1.52%	1.38%	(9.5)%	1.53%	1.45%	(5.8)%
Average monthly network services revenue per line	$49.06	$42.48	(13.4)%	$49.73	$42.39	(14.8)%

Total employees	931	1,134	21.9%	931	1,134	21.9%
Quota-carrying network service salespeople	160	208	30.0%	160	208	30.0%

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

                Revenue.  Revenue for the three months ended June 30, 2004 and 2005 is as follows:

	2004	2005	% Change
	(unaudited)	(unaudited)
Revenue (in millions):
Voice and data services	$24.1	$38.0	58.2%
Long distance	5.4	8.7	61.7%
Access	3.3	3.4	1.3%
Total network services	32.8	50.1	53.0%
Business telephone systems	6.4	6.8	6.6%
Total revenue	$39.2	$56.9	45.4%

                Network services revenue was $50.1 million for the three months ended June 30, 2005, an increase of 53.0% from $32.8 million in the same period of 2004.  The increase in revenue was primarily due to the inclusion of ATI, which was acquired on December 31, 2004.  Over the past 12 months the number of voice lines in service increased by 61.6% to 262,815 at June 30, 2005 and the number of data lines in service increased by 112.9% to 134,821 at June 30, 2005.  The growth in access lines was partially offset by declines in pre-subscribed interexchange carrier charge (PICC) revenue, access revenue per minute of use and a decline in data revenue per line.  The decline in PICC revenue was due to our now resolved dispute with Global Crossing.  As a result of that dispute, we elected not to record PICC revenue beginning in November 2004.  The PICC revenue impact was approximately $0.8 million for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004.  Access revenue per minute of use declined as a result of the scheduled FCC reduction of interstate rate levels in June 2004.  Data revenue per line declined due to a combination of customers purchasing more bandwidth at discounted prices and general pricing pressures for data services in our markets.  We expect all of the above trends in line growth, PICC revenue, access rates and data revenue per line to continue for the foreseeable future.  As we continue to grow, our size and average monthly access line churn will begin to limit our access line growth rate on both an absolute and a percentage basis unless we increase our sales force and extend our network footprint.

                Business telephone systems (BTS) revenue was $6.8 million for the three months ended June 30, 2005, an increase of 6.6% from $6.4 million in the same period of 2004.  The increase in revenue was primarily due to an increase in revenue from new systems.  We cannot predict future trends in capital spending by small and medium-sized business customers which drives our BTS revenue.

                Cost of Revenue.  Cost of revenue for the three months ended June 30, 2004 and 2005 is as follows:

	2004	2005	% Change
	(unaudited)	(unaudited)
Cost of revenue (in millions):
Network services	$11.6	$24.9	114.8%
Business telephone systems	3.8	4.2	9.8%
Total cost of revenue	$15.4	$29.1	88.8%

                Network services cost of revenue was $24.9 million for the three months ended June 30, 2005, an increase of 114.8% from $11.6 million in the same period of 2004.  The increase was primarily due to the inclusion of ATI and recording approximately $4.7 million in costs related to the settlement with Global Crossing in June 2005.  As a percentage of related revenue, network services cost of revenue for the three months ended June 30, 2005 increased to 49.7% from 35.4% for the same period of 2004.

                BTS cost of revenue was $4.2 million for the three months ended June 30, 2005, an increase of 9.8% from $3.8 million in the same period of 2004.  Both materials cost and labor cost increased due in part to higher new systems sales in the three months ended June 30, 2005 from the same period of 2004.  As a percentage of related revenue, BTS cost of revenue for the three months ended June 30, 2005 increased to 61.4% from 59.6% for the same period of 2004.  We do not expect future improvements in BTS cost of revenue as a percentage of related revenue unless we are able to significantly increase BTS revenue and therefore achieve greater volume discounts or economies of scale in our workforce.

                Gross Profit.  Gross profit for the three months ended June 30, 2004 and 2005 is as follows:

	2004	2005	% Change
	(unaudited)	(unaudited)
Gross profit (in millions):
Network services	$21.2	$25.2	19.1%
Business telephone systems	2.6	2.6	1.8%
Total gross profit	$23.8	$27.8	17.2%

                The increase in gross profit for the three months ended June 30, 2005, from the same period of 2004, is primarily due to the inclusion of ATI which was offset by approximately $4.7 million in costs related to the settlement with Global Crossing in June 2005.

                Sales, General and Administrative Expense.  Sales, general and administrative expenses were $23.1 million for the three months ended June 30, 2005, an increase of 35.1% from $17.1 million in the same period of 2004.  This increase was primarily due to the inclusion of sales, general and administrative expenses of ATI.  As a percentage of revenue, sales, general and administrative expenses for the three months ended June 30, 2005 declined to 40.5% from 43.6% in the same period of 2004 due to the improved efficiency of our existing operations resulting from our fixed cost structure supporting a higher level of revenue.  We expect this trend to continue as we add more access lines with only modest increases in our employee base.

                Depreciation and Amortization.  Depreciation and amortization expense was $8.7 million for the three months ended June 30, 2005, an increase of 19.6% from $7.3 million in the same period of 2004.  This increase was primarily due to the inclusion of ATI.  As a percentage of revenue, depreciation and amortization decreased to 15.3% for the three months ended June 30, 2005 from 18.6% for the same period of 2004.

                Interest.  Interest expense was $5.0 million for the three months ended June 30, 2005, an increase of 79.4% from $2.8 million in the same period of 2004.  This increase was primarily due to interest expense on our 8 3/8% senior second secured notes due 2010 issued in March and November of 2004.

                Net Income (Loss).  Net loss for the three months ended June 30, 2005 was $8.6 million compared to a net loss of $3.4 million in the same period of 2004.  This increase in net loss is primarily due to recording approximately $4.7 million in costs related to the settlement with Global Crossing in June 2005 and higher interest expense as a result of having a higher average outstanding debt balance for the three months ended June 30, 2005 compared to the three months ended June 30, 2004.

Six Months Ended June 30, 2005 versus Six Months Ended June 30, 2004

                Revenue.  Revenue for the six months ended June 30, 2004 and 2005 is as follows:

	2004	2005	% Change
	(unaudited)	(unaudited)
Revenue (in millions):
Voice and data services	$47.6	$75.2	57.8%
Long distance	10.7	17.1	62.2%
Access	6.6	6.4	(3.7)%
Total network services	64.9	98.7	52.3%
Business telephone systems	12.5	12.7	1.6%
Total revenue	$77.4	$111.4	44.1%

                Network services revenue was $98.7 million for the six months ended June 30, 2005, an increase of 52.3% from $64.9 million in the same period of 2004.  The increase in revenue was primarily due to the inclusion of ATI, which was acquired on December 31, 2004.  Over the past 12 months the number of voice lines in service increased by 61.6% to 262,815 at June 30, 2005 and the number of data lines in service increased by 112.9% to 134,821 at June 30, 2005.  The growth in access lines was partially offset by declines in pre-subscribed interexchange carrier charge (PICC) revenue, access revenue per minute of use and a decline in data revenue per line.  The decline in PICC revenue was due to our now resolved dispute with Global Crossing.  As a result of that dispute, we elected not to record PICC revenue beginning in November 2004.  The PICC revenue impact was approximately $1.6 million for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004.  Access revenue per minute of use declined as a result of the scheduled FCC reduction of interstate rate levels in June 2004.  Data revenue per line declined due to a combination of customers purchasing more bandwidth at discounted prices and general pricing pressures for data services in our markets.  We expect all of the above trends in line growth, PICC revenue, access rates and data revenue per line to continue for the foreseeable future.  As we continue to grow, our size and average monthly access line churn will begin to limit our access line growth rate on both an absolute and a percentage basis unless we increase our sales force and extend our network footprint.

                BTS revenue was $12.7 million for the six months ended June 30, 2005, an increase of 1.6% from $12.5 million in the same period of 2004.  We cannot predict future trends in capital spending by small and medium-sized business customers.

                Cost of Revenue.  Cost of revenue for the six months ended June 30, 2004 and 2005 is as follows:

	2004	2005	% Change
	(unaudited)	(unaudited)
Cost of revenue (in millions):
Network services	$23.3	$44.9	92.2%
Business telephone systems	7.5	7.8	4.6%
Total cost of revenue	$30.8	$52.7	71.0%

                Network services cost of revenue was $44.9 million for the six months ended June 30, 2005, an increase of 92.2% from $23.3 million in the same period of 2004.  The increase was primarily due to the inclusion of ATI and recording approximately $4.7 million in costs related to the settlement with Global Crossing in June 2005.  As a percentage of related revenue, network services cost of revenue for the six months ended June 30, 2005 was 45.5% compared to 36.0% for the same period of 2004.

                BTS cost of revenue was $7.8 million for the six months ended June 30, 2005, an increase of 4.6% from $7.5 million in the same period of 2004.  As a percentage of related revenue, BTS cost of revenue for the six months ended June 30, 2005 increased to 61.6% from 59.9% for the same period of 2004.  We do not expect future improvements in BTS cost of revenue as a percentage of related revenue unless we are able to significantly increase BTS revenue and therefore achieve greater volume discounts or economies of scale in our workforce.

                Gross Profit.  Gross profit for the six months ended June 30, 2004 and 2005 is as follows:

	2004	2005	% Change
	(unaudited)	(unaudited)
Gross profit (in millions):
Network services	$41.5	$53.8	29.8%
Business telephone systems	5.0	4.9	(2.8)%
Total gross profit	$46.5	$58.7	26.3%

                The increase in gross profit for the six months ended June 30, 2005, from the same period of 2004, is primarily due to the inclusion of ATI which was offset by approximately $4.7 million in costs related to the settlement with Global Crossing in June 2005.

                Sales, General and Administrative Expense.  Sales, general and administrative expenses were $45.4 million for the six months ended June 30, 2005, an increase of 35.6% from $33.5 million in the same period of 2004.  This increase was primarily due to the inclusion of sales, general and administrative expenses of ATI.  As a percentage of revenue, sales, general and administrative expenses for the six months ended June 30, 2005 declined to 40.8% from 43.3% in the same period of 2004 due to the improved efficiency of our existing operations resulting from our fixed cost structure supporting a higher level of revenue.  We expect this trend to continue as we add more access lines with only modest increase in our employee base.

                Depreciation and Amortization.  Depreciation and amortization expense was $17.3 million for the six months ended June 30, 2005, an increase of 13.6% from $15.2 million in the same period of 2004.  This increase was primarily due to the inclusion of ATI.  As a percentage of revenue, depreciation and amortization decreased to 15.5% for the six months ended June 30, 2005 from 19.7% for the same period of 2004.

                Interest.  Interest expense was $9.8 million for the six months ended June 30, 2005, an increase of 93.4% from $5.1 million in the same period of 2004.  This increase was primarily due to interest expense on our 8 3/8% senior second secured notes due 2010 issued in March and November of 2004.

                Net Income (Loss).  Net loss for the six months ended June 30, 2005 was $13.4 million compared to net income of $10.9 million in the same period of 2004.  Net income for the six months ended June 30, 2004 included a gain on extinguishment of debt of $18.2 million.  The gain on the extinguishment of debt was the result of paying off our bank facility.  In June 2002, we restructured our bank facility and because the future cash flows could not be calculated with certainty, the gain was deferred.  As a result of the repayment, the excess carrying value of $20.9 million and debt issuance costs of $2.7 million resulted in the $18.2 million gain on extinguishment of debt.  Net income also decreased due to recording approximately $4.7 million in costs related to the settlement with Global Crossing in June 2005 and higher interest expense as a result of having a higher average outstanding debt balance for the six months ended June 30, 2005 compared to the six months ended June 30, 2004.

Liquidity and Capital Resources

                Principal Sources and Uses of Liquidity.  Our principal sources of liquidity are cash from operations and our cash and cash equivalents and available-for-sale securities. Our principal liquidity requirements consist of debt service, capital expenditures and working capital.

                Cash Flows Provided by Operating Activities.  Cash provided by operating activities was $5.6 million for the six months ended June 30, 2005 compared to cash provided by operating activities of $13.4 million for the same period of 2004.  The decrease in cash provided by operating activities was primarily due to the semi-annual interest payment in March 2005 on our senior second secured notes and due to the increase in cost of revenue related to the settlement with Global Crossing in June 2005.

                Cash Flows Used in Investing Activities.  Cash used in investing activities was $21.5 million for the six months ended June 30, 2005 compared to $12.5 million for the same period of 2004.  The cash used in investing activities was for the maintenance and expansion of our network and back office systems and for the investment in available-for-sale securities with maturity dates of six months or less.

                Cash Flows Provided by (Used in) Financing Activities.  Cash used in financing activities was $1.2 million for the six months ended June 30, 2005.  The cash used in financing activities was primarily for payments on capital lease obligation and for debt issuance costs.  For the six months ended June 30, 2004, net cash provided by financing activities was $14.3 million.  The net proceeds from the issuance of the senior second secured notes in March 2004 generated approximately $13.2 million, which is net of a $1.6 million prepayment penalty.  We also used cash for payments on capital lease obligations.

                On August 9, 2005, an initial public offering of 5,357,143 of the Company’s common stock at $14.00 per share was consummated.  The company estimates that net proceeds from the offering, after deducting estimated underwriting discounts and commissions, will be approximately $69.8 million.  Proceeds will be used to redeem approximately $50.6 million accreted value ($57.8 million principal amount) of our 8 3/8% senior second secured notes due March 15, 2010 and to pay a $6.1 million premium due on redemption for these notes assuming that the redemption will occur on September 15, 2005; approximately $10.9 million will be used for general corporate purposes, including the expansion of our colocation network; and approximately $2.2 million will be used for the payment of fees and expenses associated with the offering.

                Capital Requirements.  For the six months ended June 30, 2005, we spent $18.4 million on capital expenditures.  We expect to spend approximately $44.5 million on capital expenditures in 2005, approximately $4.5 million of which will be to integrate ATI into our operations.

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

We are exposed to changes in interest rates on our investments in cash equivalents and short-term investments.  All of our investments have maturities of six months or less which reduces our exposure to long-term interest rate changes.  Interest income for the three and six-month periods ended June 30, 2005 was $0.1 million and $0.2 million, respectively, therefore not exposing us to any meaningful interest income risk had rates dropped.  We had $139.7 million in senior second secured notes outstanding as of June 30, 2005.  These notes are at a fixed interest rate and are therefore not exposed to any interest rate risk.

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

Changes in internal controls over financial reporting.  During the quarter ended June 30, 2005, there have been no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our reported financial results.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

On June 21, 2005, we settled the lawsuit brought against the Company by Global Crossing.  The parties agreed to release each other from all claims related to the dispute and to amend their agreement.  The settlement agreement provides for the Company to pay Global Crossing $5.0 million and Global Crossing to credit the Company’s future bills for approximately $0.6 million over the following six months.

Under the terms of the Global Crossing settlement, the Carrier Services Agreement between the parties, which had provided that Global Crossing was our exclusive provider of voice and data services, subject to certain exceptions, and that we had a purchase commitment of $100.0 million was amended to shorten the term of the agreement to July 1, 2006, to eliminate the exclusivity, purchase commitment and shortfall provisions and to provide that Global Crossing will be our preferred provider for Internet transit and long haul data private line needs.

We settled an age discrimination suit brought against us by a former employee for $80 thousand in exchange for a release of the individual’s claims against us.

In July 2005, the investigation in Arizona relating to our alleged failure to submit interconnection agreements was settled, and the similar investigation in Colorado against us was dropped.  Also in July 2005, the Minnesota Department of Commerce’s  complaint regarding our pricing of access services was settled.

We are party from time to time to other ordinary course disputes that we do not believe to be material.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 1, 2005, we issued to nine accredited investors 205,736 shares of series B convertible preferred stock, resulting in proceeds of $154,302. These securities were issued in reliance upon the exemption provided for in Rule 506 of the Securities Act relating to sales to accredited investors.

We relied upon Rule 701 promulgated under the Securities Act to issue the following securities:

On April 1, 2005, we issued to 355 participants under the Eschelon Telecom, Inc. Stock Option Plan of 2002 options to purchase an aggregate of 73,682 shares of common stock, at an exercise price of $2.71 per share. These options generally vest 20% upon the initial grant and 20% per year over four years from the date of grant.

On April 29, 2005, we issued to 15 participants under the Eschelon Telecom, Inc. Stock Option Plan of 2002 options to purchase an aggregate of 221,426 shares of common stock, at an exercise price of $6.77 per share.  These options generally vest 33 1/3% upon the initial grant and 33 1/3% per year over two years from the date of grant.

On May 19, 2005, we issued to 236 participants under the Eschelon Telecom, Inc. Stock Option Plan of 2002 options to purchase an aggregate of 11,053 shares of common stock, at an exercise price of $6.77 per share.  These options generally vest 20% upon the initial grant and 20% per year over four years from the date of grant.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders during the quarter ended June 30, 2005.

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

Eschelon Telecom, Inc.

Date: August 15, 2005	By:	/S/ Geoffrey M. Boyd

	Name:	Geoffrey M. Boyd
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)