Form 10-Q
period 2005-09-30
ESCHELON TELECOM INC
filed 2005-11-14
CIK 1110507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-0001

FORM 10-Q

(MARK ONE)

☒                                       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

As of November 10, 2005, the number of outstanding shares of the Registrant’s Common Stock, par value $.01 per share, was 14,631,970 shares.

ESCHELON TELECOM, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Eschelon Telecom, Inc.

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Amounts)

	December 31,	September 30,
	2004	2005
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,435	$14,117
Restricted cash	722	829
Available-for-sale securities	6,194	15,878
Accounts receivable, net of allowance for doubtful accounts of $817 and $522, respectively	18,941	22,822
Other receivables	2,976	3,484
Inventories	2,873	2,979
Prepaid expenses	2,410	2,324
Discontinued assets held for sale	—	703
Total current assets	60,551	63,136

Property and equipment, net	102,849	102,763

Other assets	1,985	1,902
Goodwill	38,776	38,776
Intangible assets, net	32,958	30,497
Total assets	$237,119	$237,074

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$13,801	$16,679
Accrued telecommunication costs	2,190	2,161
Accrued office rent	2,336	2,210
Accrued interest expense	4,070	400
Accrued expenses	5,998	6,326
Deferred revenue	7,300	7,826
Accrued compensation expenses	3,588	3,295
Capital lease obligation, current maturities	1,629	662
Discontinued liabilities held for sale	—	1,710
Total current liabilities	40,912	41,269

Long-term liabilities:
Commitments and contingencies
Other long-term liabilities	630	811
Capital lease obligation, less current maturities	2,824	4,972
Notes payable	137,778	91,447
Total liabilities	182,144	138,499

Series A convertible preferred stock, $0.01 par value per share; 100,000,000 shares authorized; issued and outstanding shares - 77,526,136 at December 31, 2004	48,155	—

Series B convertible preferred stock, $0.01 par value per share; 25,000,000 shares authorized; issued and outstanding shares - 20,000,000 at December 31, 2004	15,000	—

Stockholders’ equity (deficit):
Common stock, $0.01 par value per share; 200,000,000 shares authorized; issued and outstanding shares – 351,134 shares at December 31, 2004; and 14,631,539 at September 30, 2005	4	146
Additional paid-in capital	115,876	249,502
Accumulated other comprehensive income	30	87
Accumulated deficit	(124,056)	(149,920)
Deferred compensation	(34)	(1,240)
Total stockholders’ equity (deficit)	(8,180)	98,575
Total liabilities and stockholders’ equity (deficit)	$237,119	$237,074

See accompanying notes.

Eschelon Telecom, Inc.

Unaudited Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Amounts)

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
Revenue:
Network services	$33,476	$51,181	$98,333	$149,944
Business telephone systems	7,086	6,731	19,575	19,422
Total revenue	40,562	57,912	117,908	169,366

Cost of revenue:
Network services	11,736	20,701	35,093	65,603
Business telephone systems	4,305	4,093	11,785	11,914
Total cost of revenue	16,041	24,794	46,878	77,517

Gross profit:
Network services	21,740	30,480	63,240	84,341
Business telephone systems	2,781	2,638	7,790	7,508
Total gross profit	24,521	33,118	71,030	91,849

Operating expenses:
Sales, general and administrative	18,423	22,378	51,949	67,823
Depreciation and amortization	7,493	9,011	22,705	26,292
Operating income (loss)	(1,395)	1,729	(3,624)	(2,266)

Other income (expense):
Interest income	45	269	83	502
Interest expense	(2,837)	(14,798)	(7,911)	(24,612)
Gain on extinguishment of debt	—	—	18,195	—
Other income (expense)	(138)	(113)	(161)	(59)
Income (loss) before taxes	(4,325)	(12,913)	6,582	(26,435)
Income taxes	(4)	—	(4)	—
Net income (loss) before discontinued operation	(4,329)	(12,913)	6,578	(26,435)
Income from discontinued operation	—	460	—	571
Net income (loss)	(4,329)	(12,453)	6,578	(25,864)
Less preferred stock dividends	(863)	—	(2,572)	—
Net income (loss) applicable to common stockholders	$(5,192)	$(12,453)	$4,006	$(25,864)

Net income (loss) per share:
Basic	$(17.62)	$(1.49)	$14.14	$(8.53)
Diluted	$(17.62)	$(1.49)	$1.56	$(8.53)

Weighted average number of shares outstanding:
Basic	294,702	8,329,636	283,268	3,033,623
Diluted	294,702	8,329,636	8,132,679	3,033,623

See accompanying notes.

Eschelon Telecom, Inc.

Unaudited Consolidated Statements of Cash Flows

(In Thousands)

	Nine months ended September 30,
	2004	2005
Operating activities
Net income (loss)	$6,578	$(25,864)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	22,705	26,292
Other non-cash items	2,212	7,940
Gain on extinguishment of debt	(18,195)	—
Changes in operating assets and liabilities:
Restricted cash	(651)	(107)
Accounts receivable	171	(4,643)
Inventories	15	(106)
Other current assets and deposits	47	(439)
Discontinued assets held for sale, net of liabilities	—	1,223
Accounts payable and accrued expenses	2,425	(619)
Deferred revenue	762	526
Accrued compensation expense	(949)	(293)
Net cash provided by operating activities	15,120	3,910

Investing activities
Purchase of net assets held for sale	—	(216)
Purchases of available-for-sale securities	(4,357)	(29,744)
Proceeds from sale of available-for-sale securities	—	20,315
Purchases of property and equipment	(10,130)	(14,173)
Cash paid for customer installation costs	(8,442)	(10,103)
Proceeds from sales of assets	25	238
Net cash used in investing activities	(22,904)	(33,683)

Financing activities
Proceeds from issuance of notes payable	84,813	—
Payments made on bank debt and capital lease obligations	(66,599)	(50,780)
Proceeds from issuance of stock, net of fees	7	68,583
Increase in debt issuance costs	(4,635)	(348)
Net cash provided by financing activities	13,586	17,455

Net increase (decrease) in cash and cash equivalents	5,802	(12,318)
Cash and cash equivalents at beginning of period	8,606	26,435
Cash and cash equivalents at end of period	$14,408	$14,117

Supplemental cash flow information
Cash paid for interest	$6,394	$18,317

Supplemental noncash activities
Equipment purchases under capital leases	$1,872	$2,785
Value of common stock issued to management and certain members of board of directors	$14	$27

See accompanying notes.

Eschelon Telecom, Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Share and Per Share Amounts)

(Unaudited)

1.)          Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Eschelon Telecom, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal and recurring adjustments and accruals) considered necessary for a fair presentation for the periods indicated have been included.  Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.  The consolidated balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  These financial statements should be read in conjunction with the Company’s audited financial statements and related notes thereto for the year ended December 31, 2004 included in the Eschelon Telecom, Inc. Form 10-K filed with the Securities and Exchange Commission on March 31, 2005.

Reclassifications

Certain prior year items have been reclassified to conform to current year presentation.

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

The cost basis, fair value and gross unrealized gains of the investment securities available-for-sale as of September 30, 2005 and December 31, 2004, are as follows:

			Gross	Gross
			Unrealized	Unrealized
			Holding	Holding
	Cost Basis	Fair Value	Gains	(Losses)

Available-for-sale securities as of September 30, 2005	$15,791	$15,878	$108	$(21)

Available-for-sale securities as of December 31, 2004	$6,164	$6,194	$30	$—

Debt securities as of September 30, 2005 have maturities of less than twelve months.

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

Property and equipment consist of the following:

	December 31,	September 30,
	2004	2005

Vehicles	$590	$1,170
Office furniture and equipment	16,746	18,469
Computer equipment and software	34,534	40,097
Leasehold improvements	19,504	19,819
Switching and data equipment and software	99,736	107,641
	171,110	187,196
Less accumulated depreciation	(68,261)	(84,433)
	$102,849	$102,763

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

On September 15, 2005, the Company redeemed 35% of its outstanding 8 3/8% senior second secured notes due March 15, 2010.  In connection with the redemption, the Company wrote off a proportionate amount of the associated debt issuance costs resulting in a net decrease to intangible assets and a corresponding increase to interest expense of $2,597.

Intangible assets consist of the following:

	December 31,	September 30,
	2004	2005

Customer installation costs	$64,087	$74,204
Debt issuance costs	8,368	5,665
Non-compete agreements	15	315
	72,470	80,184
Less accumulated amortization	(39,512)	(49,687)
	$32,958	$30,497

Notes Payable

On September 15, 2005, the Company redeemed $50,630 accreted value ($57,750 principal amount) of the Company’s 8 3/8% senior second secured notes due March 15, 2010 at a redemption price of 112% of the accreted value. The $6,076 accreted-value premium was recorded as interest expense.  Proceeds from the Company’s initial public offering of the Company’s common stock (see Note 4) were used to redeem the notes.

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

In preparation for the Company’s initial public offering of its common stock (see Note 4), the Company’s board of directors assessed its prior contemporaneous determinations of fair value for stock option and stock grants made since May 2004 and made adjustments to these prior determinations of fair value.  As a result of these retrospective adjustments to fair value, the Company recognized compensation expense associated with such stock option and stock grants of $784 in the nine months ended September 30, 2005.  The Company will record a total of $1,219 of additional compensation expense through July 2009, at which point all such stock options are fully vested.

The following table illustrates the effect on net income (loss) per share if the company had applied the fair value recognition provision of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
Net income (loss) applicable to common stockholders, as reported	$(5,192)	$(12,453)	$4,006	$(25,864)
Add: Stock-based employee compensation expense included in reported net income (loss)	—	148	20	796
Deduct: Total stock-based employee compensation expense determined under fair value-based methods for all awards	(2)	(123)	(49)	(412)
Pro forma net income (loss) applicable to common stockholders	$(5,194)	$(12,428)	$3,977	$(25,480)

Net income (loss) per share:
Basic - as reported	$(17.62)	$(1.49)	$14.14	$(8.53)
Basic - pro forma	$(17.62)	$(1.49)	$14.04	$(8.40)

Diluted - as reported	$(17.62)	$(1.49)	$1.56	$(8.53)
Diluted - pro forma	$(17.62)	$(1.49)	$1.55	$(8.40)

Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123.  The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for the three and nine-month periods ended September 30, 2004 and 2005:

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
Expected dividend yield	—	—	—	—
Expected stock price volatility	25%	25%	25%	25%
Risk-free interest rate	3.47%	3.84%-4.08%	3.25%-3.88%	3.71%-4.24%
Expected life of options	5 years	5 years	5 years	5 years

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

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per common share:

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
Numerator:
Net income (loss) applicable to common stockholders, as reported	$(5,192)	$(12,453)	$4,006	$(25,864)
Add: Cumulative preferred stock dividends	—	—	8,698	—
Deduct: Unrecognized deferred compensation expense	—	—	(34)	—
Numerator for diluted earnings per share	$(5,192)	$(12,453)	$12,670	$(25,864)

Denominator:
Weighted average common shares outstanding	294,702	8,329,636	283,268	3,033,623
Effect of dilutive securities:
Restricted stock grants	—	—	29,369	—
Employee stock options	—	—	333,724	—
Series A convertible preferred stock	—	—	7,486,318	—
Denominator for diluted earnings per share	294,702	8,329,636	8,132,679	3,033,623

Net income (loss) per share:
Basic - as reported	$(17.62)	$(1.49)	$14.14	$(8.53)
Diluted - as reported	$(17.62)	$(1.49)	$1.56	$(8.53)

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

The Company allocated the purchase price on a preliminary basis using the information then available.  The allocation of the purchase price will be finalized in the fourth quarter of 2005.  Upon completion of the final purchase price allocation, an additional portion of the excess purchase price may be allocated to certain intangibles that are separable from goodwill.  The Company accrued $2,531 in acquisition related expenses, which include severance benefits, relocation costs and contract termination fees.  At September 30, 2005 the balance in the acquisition reserve was as follows:

Balance at December 31, 2004	$2,531
Payments	(995)
Balance at September 30, 2005	$1,536

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

The pro forma combined results of continuing operations for the three and nine months ended September 30, 2004 are as follows:

	Three months ended September 30, 2004	Nine months ended September 30, 2004
Revenue	$55,586	$162,890
Net income	(2,832)	13,265
Net income per share – basic	(9.61)	46.83
Net income per share – diluted	(9.61)	2.38

General Electric Business Productivity Solutions

On October 13, 2004 the Company entered into an agreement with General Electric Capital Corporation to purchase substantially all of the assets of General Electric Business Productivity Solutions (GEBPS) for $100.   The transaction closed on March 31, 2005 and is being accounted for as a discontinued operation. GEBPS constitutes a group of assets that can be clearly distinguished operationally and for financial reporting purposes from the rest of the Company.  Management has determined that this group of assets does not fit the Company’s future business model and is committed to sell the net assets.  The Company believes that the assets will be sold within the next twelve months.  At March 31, 2005 the Company determined that the plan of sale criteria in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, had been met and classified the assets and liabilities accordingly on the balance sheet.

3.)          Benefit Contribution Plan

The Company has a defined contribution salary deferral plan covering substantially all employees under Section 401(k) of the Internal Revenue Code.  The Company contributes an amount equal to 45 cents for each dollar contributed by each employee up to a maximum of 6% of each employee’s compensation.  The Company recognized expense for contributions to the plan for the three months ended September 30, 2004 and 2005 of $199 and $259, respectively, and for the nine months ended September 30, 2004 and 2005 of $575 and $728, respectively.

4.)          Capital Stock

Initial Public Offering

On August 9, 2005, the Company consummated an initial public offering of 5,357,143 of the Company’s common stock at $14.00 per share.  Net proceeds from the offering, after deducting underwriting discounts and commissions, were $69,750.  Proceeds were used to redeem $50,630 accreted value ($57,750 principal amount) of the Company’s 8 3/8% senior second secured notes due March 15, 2010; to pay a $6,076 premium due upon redemption of the notes; and to pay $1,379 of fees and expenses associated with the offering.  Approximately $805 will be used for the payment of additional fees and expenses associated with the offering and approximately $10,860 will be used for general corporate purposes, including the expansion of the Company’s colocation network.

Preferred Stock

As a result of the Company’s initial public offering of common stock on August 9, 2005, all of the Company’s then-outstanding shares of convertible preferred stock and accumulated dividends were automatically converted to common stock.

Prior to the conversion, under the terms of the Company’s Series A Convertible Preferred Stock and Series B Convertible Preferred Stock (collectively, Preferred Stock), the holders were entitled to receive, when and if declared by the Board of Directors, cumulative dividends on each share of Preferred Stock at the rate of 8% per year which accrued daily and, to the extent not paid, accumulated quarterly in arrears.  At December 31, 2004 dividends in arrears were $8,777.

After the conversion, the Company has 125,000,000 of undesignated preferred shares authorized and no shares of preferred stock outstanding.

Stock Options

In November 2002, the Board of Directors approved the Eschelon Telecom, Inc. Stock Option Plan of 2002 (the “2002 Plan”).  A total of 1,632,414 shares of the Company’s common stock have been reserved for issuance under the 2002 Plan.  At September 30, 2005, the Company had 1,150,507 options outstanding and 192,255 shares of restricted common stock issued to certain directors and members of management under the 2002 Plan.

Restricted Common Stock

In February 2003, the Company granted 183,399 shares of restricted common stock to certain of its directors and members of management.  The fair value per share of this restricted stock was $0.68.  The Company records compensation expense as the restrictions are removed from the stock and recognizes compensation expense over the vesting period.  In February 2004, 29,958 shares vested resulting in compensation expense of $20.  In February 2005, 17,941 shares vested resulting in compensation expense of $12.  In March 2005, the Company granted 8,856 shares of restricted common stock to a member of its board of directors.  The fair value per share of this restricted stock was $2.71.  The Company recorded related compensation expense of $24.  In July 2005, the Company granted 494 shares of restricted common stock to a former member of its board of directors as compensation for 494 shares of unvested restricted common stock that was forfeited when membership on the board of directors ended.  The fair value per share of this restricted stock was $6.77.  The Company recorded related compensation expense of $3.

5.)          Reverse Stock Split

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

The following tables present condensed consolidating balance sheets at December 31, 2004 and September 30, 2005 and condensed consolidating statements of operations for the three and nine-month periods ended September 30, 2004 and 2005.

Unaudited Condensed Consolidating Balance Sheets

As of December 31, 2004

(In Thousands)

		Eschelon
	Eschelon	Operating	Guarantor
	Telecom, Inc.	Company	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$26,332	$—	$103	$—	$26,435
Restricted cash	722	—	—	—	722
Available-for-sale securities	6,194	—	—	—	6,194
Accounts receivable	—	—	18,941	—	18,941
Other receivables	—	—	2,976	—	2,976
Inventories	—	—	2,873	—	2,873
Prepaid expenses	1,227	—	1,183	—	2,410
Total current assets	34,475	—	26,076	—	60,551

Property and equipment, net	82,550	—	20,299	—	102,849

Investment in affiliates	58,998	—	—	(58,998)	—
Other assets	1,042	—	943	—	1,985
Goodwill	—	—	38,776	—	38,776
Intangible assets, net	20,438	—	12,520	—	32,958
Total assets	$197,503	$—	$98,614	$(58,998)	$237,119

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$4,314	$—	$9,487	$—	$13,801
Accrued telecommunication costs	—	—	2,190	—	2,190
Accrued office rent	1,722	—	614	—	2,336
Accrued interest expense	—	4,069	1	—	4,070
Other accrued expenses	489	—	5,509	—	5,998
Deferred revenue	—	—	7,300	—	7,300
Accrued compensation expenses	2,172	—	1,416	—	3,588
Capital lease obligation, current maturities	1,526	—	103	—	1,629
Total current liabilities	10,223	4,069	26,620	—	40,912

Long-term liabilities:
Other long-term liabilities	76	—	554	—	630
Capital lease obligation, less current maturities	2,607	—	217	—	2,824
Notes payable	—	137,778	—	—	137,778
Due to (from) affiliates	235,611	(182,260)	(53,351)	—	—
Total liabilities	248,517	(40,413)	(25,960)	—	182,144

Convertible preferred stock	63,155	—	—	—	63,155
Stockholders’ equity (deficit)	(114,169)	40,413	124,574	(58,998)	(8,180)
Total liabilities and stockholders’ equity (deficit)	$197,503	$—	$98,614	$(58,998)	$237,119

Unaudited Condensed Consolidating Balance Sheets

As of September 30, 2005

(In Thousands)

		Eschelon
	Eschelon	Operating	Guarantor
	Telecom, Inc.	Company	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$13,834	$—	$283	$—	$14,117
Restricted cash	829	—	—	—	829
Available-for-sale securities	15,878	—	—	—	15,878
Accounts receivable	—	—	22,822	—	22,822
Other receivables	—	—	3,484	—	3,484
Inventories	—	—	2,979	—	2,979
Prepaid expenses	847	—	1,477	—	2,324
Discontinued assets held for sale	—	—	703	—	703
Total current assets	31,388	—	31,748	—	63,136

Property and equipment, net	82,629	—	20,134	—	102,763

Investment in affiliates	58,998	—	—	(58,998)	—
Other assets	962	—	940	—	1,902
Goodwill	—	—	38,776	—	38,776
Intangible assets, net	18,355	—	12,142	—	30,497
Total assets	$192,332	$—	$103,740	$(58,998)	$237,074

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$15,003	$—	$1,676	$—	$16,679
Accrued telecommunication costs	—	—	2,161	—	2,161
Accrued office rent	1,546	—	664	—	2,210
Accrued interest expense	—	399	1	—	400
Other accrued expenses	1,478	—	4,848	—	6,326
Deferred revenue	—	—	7,826	—	7,826
Accrued compensation expenses	2,005	—	1,290	—	3,295
Capital lease obligation, current maturities	553	—	109	—	662
Discontinued liabilities held for sale	—	—	1,710	—	1,710
Total current liabilities	20,585	399	20,285	—	41,269

Long-term liabilities:
Other long-term liabilities	811	—	—	—	811
Capital lease obligation, less current maturities	4,838	—	134	—	4,972
Notes payable	—	91,447	—	—	91,447
Due to (from) affiliates	199,734	(111,735)	(87,999)	—	—
Total liabilities	225,968	(19,889)	(67,580)	—	138,499

Convertible preferred stock	—	—	—	—	—
Stockholders’ equity (deficit)	(33,636)	19,889	171,320	(58,998)	98,575
Total liabilities and stockholders’ equity (deficit)	$192,332	$—	$103,740	$(58,998)	$237,074

Unaudited Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2004

(In Thousands)

	Eschelon Telecom, Inc.	Eschelon Operating Company	Guarantor Subsidiaries	Consolidated

Revenue:
Network services	$—	$—	$33,476	$33,476
Business telephone systems	—	—	7,086	7,086
	—	—	40,562	40,562

Cost of revenue:
Network services	—	—	11,736	11,736
Business telephone systems	—	—	4,305	4,305
	—	—	16,041	16,041

Gross profit:
Network services	—	—	21,740	21,740
Business telephone systems	—	—	2,781	2,781
	—	—	24,521	24,521
Operating expenses:
Sales, general and administrative	10,376	—	8,047	18,423
Depreciation and amortization	4,891	—	2,602	7,493
Total operating expenses	15,267	—	10,649	25,916

Operating income (loss)	(15,267)	—	13,872	(1,395)
Other income (expense)	(376)	(2,549)	(5)	(2,930)
Income (loss) before income taxes	(15,643)	(2,549)	13,867	(4,325)
Income taxes	(4)	—	—	(4)
Net income (loss)	$(15,647)	$(2,549)	$13,867	$(4,329)

Unaudited Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2005

(In Thousands)

	Eschelon Telecom, Inc.	Eschelon Operating Company	Guarantor Subsidiaries	Consolidated

Revenue:
Network services	$—	$—	$51,181	$51,181
Business telephone systems	—	—	6,731	6,731
	—	—	57,912	57,912

Cost of revenue:
Network services	—	—	20,701	20,701
Business telephone systems	—	—	4,093	4,093
	—	—	24,794	24,794

Gross profit:
Network services	—	—	30,480	30,480
Business telephone systems	—	—	2,638	2,638
	—	—	33,118	33,118
Operating expenses:
Sales, general and administrative	10,643	—	11,735	22,378
Depreciation and amortization	5,666	—	3,345	9,011
Total operating expenses	16,309	—	15,080	31,389

Operating income (loss)	(16,309)	—	18,038	1,729
Other income (expense)	(2,978)	(11,695)	31	(14,642)
Income (loss) before income taxes	(19,287)	(11,695)	18,069	(12,913)
Income taxes	—	—	—	—
Net income (loss) before discontinued operation	(19,287)	(11,695)	18,069	(12,913)
Income from discontinued operation, net of tax	—	—	460	460
Net income (loss)	$(19,287)	$(11,695)	$18,529	$(12,453)

Unaudited Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2004

(In Thousands)

	Eschelon Telecom, Inc.	Eschelon Operating Company	Guarantor Subsidiaries	Consolidated

Revenue:
Network services	$—	$—	$98,333	$98,333
Business telephone systems	—	—	19,575	19,575
	—	—	117,908	117,908

Cost of revenue:
Network services	—	—	35,093	35,093
Business telephone systems	—	—	11,785	11,785
	—	—	46,878	46,878

Gross profit:
Network services	—	—	63,240	63,240
Business telephone systems	—	—	7,790	7,790
	—	—	71,030	71,030
Operating expenses:
Sales, general and administrative	28,430	—	23,519	51,949
Depreciation and amortization	14,863	—	7,842	22,705
Total operating expenses	43,293	—	31,361	74,654

Operating income (loss)	(43,293)	—	39,669	(3,624)
Other income (expense)	(805)	11,027	(16)	10,206
Income (loss) before income taxes	(44,098)	11,027	39,653	6,582
Income taxes	(4)	—	—	(4)
Net income (loss)	$(44,102)	$11,027	$39,653	$6,578

Unaudited Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2005

(In Thousands)

	Eschelon Telecom, Inc.	Eschelon Operating Company	Guarantor Subsidiaries	Consolidated

Revenue:
Network services	$—	$—	$149,944	$149,944
Business telephone systems	—	—	19,422	19,422
	—	—	169,366	169,366

Cost of revenue:
Network services	—	—	65,603	65,603
Business telephone systems	—	—	11,914	11,914
	—	—	77,517	77,517

Gross profit:
Network services	—	—	84,341	84,341
Business telephone systems	—	—	7,508	7,508
	—	—	91,849	91,849
Operating expenses:
Sales, general and administrative	31,768	—	36,055	67,823
Depreciation and amortization	16,354	—	9,938	26,292
Total operating expenses	48,122	—	45,993	94,115

Operating income (loss)	(48,122)	—	45,856	(2,266)
Other income (expense)	(3,705)	(20,524)	60	(24,169)
Income (loss) before income taxes	(51,827)	(20,524)	45,916	(26,435)
Income taxes	—	—	—	—
Net income (loss) before discontinued operation	(51,827)	(20,524)	45,916	(26,435)
Income from discontinued operation, net of tax	—	—	571	571
Net income (loss)	$(51,827)	$(20,524)	$46,487	$(25,864)

7.)          Subsequent Event

On August 9, 2005 the Company entered into an agreement with Manhattan Telecommunications Corporation to sell Business Productivity Solutions, Inc. (BPS).  BPS is a wholly-owned subsidiary of Eschelon Operating Company and is being accounted for as a discontinued operation held for sale.  The transaction closed on October 1, 2005.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking and Cautionary Statements

We make “forward-looking statements” throughout this document.  Whenever you read a statement that is not solely a statement of historical fact (such as when we state that we “may,” “will” or “plan to” perform in a certain manner or that we “intend,” “believe,” “expect,” “anticipate,” “estimate” or “project” that an event will occur, or the negative thereof, and other similar statements), you should understand that our expectations may not be correct, although we believe that they are reasonable.  You should also understand that our plans may change.  We do not guarantee that the events described in this document will happen as described or that any trends noted in this document will continue.

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

The telecommunications industry is highly competitive.  We believe we compete principally by offering superior customer service, accurate billing, a broad set of services and systems and competitive pricing.  We compete with the Regional Bell Operating Companies (RBOCs), other competitive communications services providers, and long distance and data service providers.  While we compete with wireless providers to a limited extent, we do not believe they are a competitive threat in the market, nor are they likely to be in the near future, because of the different service standards that business customers require.

Key Components of Results of Operations

Revenue.  Network services revenue consists primarily of local dial tone, switched access lines, long distance, access charges and data service. Revenue from local telephone service consists of charges for basic local service, including dedicated T1 access, and custom-calling features such as call waiting and call forwarding. Revenue from long distance service consists of per-minute-of-use charges for a full range of traditional switched and dedicated long distance, toll-free calling, international, calling card and operator services. Carrier access revenue consists primarily of usage charges that we bill long distance carriers to originate and terminate calls to and from our customers. In addition, in some of our markets we currently charge other local exchange carriers usage charges to originate and terminate local calls to and from certain customers (otherwise known as reciprocal compensation).  Revenue from data services consists primarily of monthly usage fees for Internet access services. We typically commit our customers to contracts ranging from one to three years and provide discounts for longer terms. Network services comprised 88.5% of our revenue for the nine months ended September 30, 2005 revenue and represents a predominantly recurring revenue stream.

Monthly recurring network services revenue is recognized in the month the services are used. In the case of local service revenue, monthly recurring local services charges are billed in advance but accrued for and recognized on a prorated basis based on length of service in any given month. Non-recurring revenues from network services are recognized over the average life of the customers. Long distance and access charges are billed in arrears but accrued based on monthly average usage. We have a small amount of revenues from reciprocal compensation due to our bill-and-keep arrangements with Qwest. Under a bill-and-keep arrangement with another carrier, we have a reciprocal agreement whereby we do not pay the other carrier to complete our customers’ local calls to their customers and vice versa.  While we currently bill approximately $0.3 million in annual revenue from reciprocal compensation from Qwest and SBC Communications Inc. related to ATI customers, we are evaluating whether to seek a bill-and-keep arrangement with Qwest and /or SBC for the ATI traffic. We do not have any wholesale revenue other than access revenue and this reciprocal compensation.

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

We carefully review all of our vendor invoices and frequently dispute inaccurate or inappropriate charges. In cases where we dispute certain charges, we frequently pay only undisputed amounts on vendor invoices in order to pay proper amounts owed. Our single largest vendor is Qwest, to which we paid $34.4 million for the nine months ended September 30, 2005. We use significant estimates to determine the level of success in dispute resolution and consider past historical experience, basis of dispute and current relationship with vendors and aging of prior disputes in quantifying our estimates.

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

Determining our allowance for doubtful accounts receivable requires significant estimates. We consider two primary factors in determining the proper level of the allowance, including historical collections experience and the aging of the accounts receivable portfolio. We perform a rigorous credit review process on each new customer that involves reviewing the customer’s current service provider bill and payment history, matching customers with the National Telecommunications Data Exchange database for delinquent customers and, in some cases, requesting credit reviews through Dun and Bradstreet. For each of the nine months ended September 30, 2004 and 2005, our bad debt expense as a percentage of revenue was 0.4%.

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

Results of Operations

Subsequent to our announcement of operating results on November 2, 2005, we revised our previously reported results of operations for the three and nine months ended September 30, 2005.  The change is the result of writing off a proportionate amount of our debt issuance costs in connection with the redemption of 35% of our outstanding senior second secured notes on September 15, 2005.  As a result, we recorded $2.6 million of non-cash interest expense which increased interest expense to $14.8 million and $24.6 million in the three and nine months ended September 30, 2005, respectively, and our net loss to $12.5 million and $25.9 million for the three and nine months ended September 30, 2005, respectively.

Selected consolidated financial and operating data for the three and nine-month periods ended September 30, 2004 and 2005 is as follows (dollars in thousands, except per unit amounts):

	Three months ended September 30,			Nine months ended September 30,
	2004	2005	% Change	2004	2005	% Change
	(unaudited)	(unaudited)		(unaudited)	(unaudited)
Total revenue	$40,562	$57,912	42.8%	$117,908	$169,366	43.6%
Total gross margin (%)	60.5%	57.2%	(5.4)%	60.2%	54.2%	(10.0)%
Capital expenditures	$6,616	$8,697	31.5%	$20,445	$27,063	32.4%
Cash, restricted cash and available-for-sale securities	$19,420	$30,824	58.7%	$19,420	$30,824	58.7%

Voice lines in service	167,263	265,132	58.5%	167,263	265,132	58.5%
Data lines in service	70,165	140,744	100.6%	70,165	140,744	100.6%
Total lines in service	237,428	405,876	70.9%	237,428	405,876	70.9%
Percent of lines on switch	79.2%	84.6%	6.8%	79.2%	84.6%	6.8%
Lines sold	23,076	29,043	25.9%	65,312	82,318	26.0%
Average monthly access line churn	1.54%	1.20%	(22.6)%	1.54%	1.36%	(11.4)%
Average monthly network services revenue per line	$47.92	$42.31	(11.7)%	$49.10	$42.37	(13.7)%

Total employees	933	1,109	18.8%	933	1,109	18.8%
Quota-carrying network service salespeople	165	191	15.8%	165	191	15.8%
Quota-carrying BTS salespeople	37	39	5.4%	37	39	5.4%
Total quota-carrying salespeople	202	230	13.9%	202	230	13.9%

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Revenue.  Revenue for the three months ended September 30, 2004 and 2005 is as follows:

	2004	2005	% Change
	(unaudited)	(unaudited)
Revenue (in millions):
Voice and data services	$25.0	$39.0	55.8%
Long distance	5.4	8.8	63.9%
Access	3.1	3.4	10.4%
Total network services	33.5	51.2	52.9%
Business telephone systems	7.1	6.7	(5.0)%
Total revenue	$40.6	$57.9	42.8%

Network services revenue was $51.2 million for the three months ended September 30, 2005, an increase of 52.9% from $33.5 million in the same period of 2004.  The increase in revenue was primarily due to the inclusion of ATI, which was acquired on December 31, 2004.  Over the past 12 months the number of voice lines in service increased by 58.5% to 265,132 at September 30, 2005 and the number of data lines in service increased by 100.6% to 140,744 at September 30, 2005.  The growth in access lines was partially offset by declines in pre-subscribed interexchange carrier charge (PICC) revenue, access revenue per minute of use and a decline in data revenue per line.  The decline in PICC revenue was due to our dispute with Global Crossing which was resolved in June, 2005.  As a result of that dispute, we elected not to record PICC revenue beginning in November 2004.  The PICC revenue impact was approximately $0.8 million for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004.  Access revenue per minute of use declined as a result of the scheduled FCC reduction of interstate rate levels in June 2004.  Data revenue per line declined due to a combination of customers purchasing more bandwidth at discounted prices and general pricing pressures for data services in our markets.  We expect all of the above trends in line growth, PICC revenue, access rates and data revenue per line to continue for the foreseeable future.  As we continue to grow, our size and average monthly access line churn will begin to limit our access line growth rate on both an absolute and a percentage basis unless we increase our sales force and extend our network footprint.

Business telephone systems (BTS) revenue was $6.7 million for the three months ended September 30, 2005, a decrease of 5.0% from $7.1 million in the same period of 2004.  The decrease in revenue was primarily due to a decrease in revenue from new systems.  We cannot predict future trends in capital spending by small and medium-sized business customers which drives our BTS revenue.

Cost of Revenue.  Cost of revenue for the three months ended September 30, 2004 and 2005 is as follows:

	2004	2005	% Change
	(unaudited)	(unaudited)
Cost of revenue (in millions):
Network services	$11.7	$20.7	76.4%
Business telephone systems	4.3	4.1	(4.9)%
Total cost of revenue	$16.0	$24.8	54.6%

Network services cost of revenue was $20.7 million for the three months ended September 30, 2005, an increase of 76.4% from $11.7 million in the same period of 2004.  The increase was primarily due to the inclusion of ATI.  As a percentage of related revenue, network services cost of revenue for the three months ended September 30, 2005 increased to 40.4% from 35.1% for the same period of 2004.

BTS cost of revenue was $4.1 million for the three months ended September 30, 2005, a decrease of 4.9% from $4.3 million in the same period of 2004.  Materials cost decreased due in part to lower new systems sales in the three months ended September 30, 2005 from the same period of 2004.  As a percentage of related revenue, BTS cost of revenue for each of the three-month periods ended September 30, 2004 and 2005 was 60.8%.  We do not expect future improvements in BTS cost of revenue as a percentage of related revenue unless we are able to significantly increase BTS new systems sales and therefore achieve greater volume discounts or economies of scale in our workforce.

Gross Profit.  Gross profit for the three months ended September 30, 2004 and 2005 is as follows:

	2004	2005	% Change
	(unaudited)	(unaudited)
Gross profit (in millions):
Network services	$21.7	$30.5	40.2%
Business telephone systems	2.8	2.6	(5.1)%
Total gross profit	$24.5	$33.1	35.1%

The increase in gross profit for the three months ended September 30, 2005, from the same period of 2004, is primarily due to the inclusion of ATI.

Sales, General and Administrative Expense.  Sales, general and administrative expenses were $22.4 million for the three months ended September 30, 2005, an increase of 21.5% from $18.4 million in the same period of 2004.  This increase was primarily due to the inclusion of sales, general and administrative expenses of ATI.  As a percentage of revenue, sales, general and administrative expenses for the three months ended September 30, 2005 declined to 38.6% from 45.4% in the same period of 2004 due to the improved efficiency of our existing operations resulting from our fixed cost structure supporting a higher level of revenue.  We expect this trend to continue as we add more access lines with only modest increases in our employee base.

Depreciation and Amortization.  Depreciation and amortization expense was $9.0 million for the three months ended September 30, 2005, an increase of 20.2% from $7.5 million in the same period of 2004.  This increase was primarily due to the inclusion of ATI.  As a percentage of revenue, depreciation and amortization decreased to 15.6% for the three months ended September 30, 2005 from 18.5% for the same period of 2004.

Interest.  Interest expense was $14.8 million for the three months ended September 30, 2005, an increase of 421.6% from $2.8 million in the same period of 2004.  On September 15, 2005, we redeemed 35% of our then outstanding 8 3/8% senior second secured notes due 2010 at a redemption price of 112% of the accreted value.  Interest expense for the three months ended September 30, 2005 includes a $6.1 million accreted-value premium and a $1.5 million original-issue discount catch-up paid upon redemption of the notes and $2.6 million of non-cash interest expense for the write-off of a proportionate amount of debt issuance costs.  The remaining increase was primarily due to higher interest expense as a result of having a higher average outstanding debt balance for the three months ended September 30, 2005 compared to the three months ended September 30, 2004.

Net Income (Loss).  Net loss for the three months ended September 30, 2005 was $12.5 million compared to a net loss of $4.3 million in the same period of 2004.  This increase in net loss is primarily due to additional interest expense mentioned above.

Nine Months Ended September 30, 2005 versus Nine Months Ended September 30, 2004

Revenue.  Revenue for the nine months ended September 30, 2004 and 2005 is as follows:

	2004	2005	% Change
	(unaudited)	(unaudited)
Revenue (in millions):
Voice and data services	$72.6	$114.1	57.1%
Long distance	16.0	26.0	62.7%
Access	9.7	9.8	0.8%
Total network services	98.3	149.9	52.5%
Business telephone systems	19.6	19.4	(0.8)%
Total revenue	$117.9	$169.3	43.6%

Network services revenue was $149.9 million for the nine months ended September 30, 2005, an increase of 52.5% from $98.3 million in the same period of 2004.  The increase in revenue was primarily due to the inclusion of ATI, which was acquired on December 31, 2004.  Over the past 12 months the number of voice lines in service increased by 58.5% to 265,132 at September 30, 2005 and the number of data lines in service increased by 100.6% to 140,744 at September 30, 2005.  The growth in access lines was partially offset by declines in pre-subscribed interexchange carrier charge (PICC) revenue, access revenue per minute of use and a decline in data revenue per line.  The decline in PICC revenue was due to our dispute with Global Crossing which was resolved in June, 2005.  As a result of that dispute, we elected not to record PICC revenue beginning in November 2004.  The PICC revenue impact was approximately $2.4 million for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004.  Access revenue per minute of use declined as a result of the scheduled FCC reduction of interstate rate levels in June 2004.  Data revenue per line declined due to a combination of customers purchasing more bandwidth at discounted prices and general pricing pressures for data services in our markets.  We expect all of the above trends in line growth, PICC revenue, access rates and data revenue per line to continue for the foreseeable future.  As we continue to grow, our size and average monthly access line churn will begin to limit our access line growth rate on both an absolute and a percentage basis unless we increase our sales force and extend our network footprint.

BTS revenue was $19.4 million for the nine months ended September 30, 2005, a decrease of 0.8% from $19.6 million in the same period of 2004.  We cannot predict future trends in capital spending by small and medium-sized business customers.

Cost of Revenue.  Cost of revenue for the nine months ended September 30, 2004 and 2005 is as follows:

	2004	2005	% Change
	(unaudited)	(unaudited)
Cost of revenue (in millions):
Network services	$35.1	$65.6	86.9%
Business telephone systems	11.8	11.9	1.1%
Total cost of revenue	$46.9	$77.5	65.4%

Network services cost of revenue was $65.6 million for the nine months ended September 30, 2005, an increase of 86.9% from $35.1 million in the same period of 2004.  The increase was primarily due to the inclusion of ATI and recording approximately $4.7 million in costs related to the settlement with Global Crossing in June 2005.  As a percentage of related revenue, network services cost of revenue for the nine months ended September 30, 2005 was 43.8% compared to 35.7% for the same period of 2004.

BTS cost of revenue was $11.9 million for the nine months ended September 30, 2005, an increase of 1.1% from $11.8 million in the same period of 2004.  As a percentage of related revenue, BTS cost of revenue for the nine months ended September 30, 2005 increased to 61.3% from 60.2% for the same period of 2004.  We do not expect future improvements in BTS cost of revenue as a percentage of related revenue unless we are able to significantly increase BTS new systems sales and therefore achieve greater volume discounts or economies of scale in our workforce.

Gross Profit.  Gross profit for the nine months ended September 30, 2004 and 2005 is as follows:

	2004	2005	% Change
	(unaudited)	(unaudited)
Gross profit (in millions):
Network services	$63.2	$84.3	33.4%
Business telephone systems	7.8	7.5	(3.6)%
Total gross profit	$71.0	$91.8	29.3%

The increase in gross profit for the nine months ended September 30, 2005, from the same period of 2004, is primarily due to the inclusion of ATI which was partially offset by approximately $4.7 million in costs related to the settlement with Global Crossing in June 2005.

Sales, General and Administrative Expense.  Sales, general and administrative expenses were $67.8 million for the nine months ended September 30, 2005, an increase of 30.6% from $51.9 million in the same period of 2004.  This increase was primarily due to the inclusion of sales, general and administrative expenses of ATI.  As a percentage of revenue, sales, general and administrative expenses for the nine months ended September 30, 2005 declined to 40.0% from 44.1% in the same period of 2004 due to the improved efficiency of our existing operations resulting from our fixed cost structure supporting a higher level of revenue.  We expect this trend to continue as we add more access lines with only modest increase in our employee base.

Depreciation and Amortization.  Depreciation and amortization expense was $26.3 million for the nine months ended September 30, 2005, an increase of 15.8% from $22.7 million in the same period of 2004.  This increase was primarily due to the inclusion of ATI.  As a percentage of revenue, depreciation and amortization decreased to 15.5% for the nine months ended September 30, 2005 from 19.3% for the same period of 2004.

Interest.  Interest expense was $24.6 million for the nine months ended September 30, 2005, an increase of 211.1% from $7.9 million in the same period of 2004.  On September 15, 2005, we redeemed 35% of our then outstanding 8 3/8% senior second secured notes due 2010 at a redemption price of 112% of the accreted value.  Interest expense for the nine months ended September 30, 2005 includes a $6.1 million accreted-value premium and a $1.5 million original-issue discount catch-up paid upon redemption of the notes and $2.6 million of non-cash interest expense for the write-off of a proportionate amount of debt issuance costs.  The remaining increase was primarily due to higher interest expense as a result of having a higher average outstanding debt balance for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.

Net Income (Loss).  Net loss for the nine months ended September 30, 2005 was $25.9 million compared to net income of $6.6 million in the same period of 2004.  Net income for the nine months ended September 30, 2004 included a gain on extinguishment of debt of $18.2 million.  The gain on the extinguishment of debt was the result of paying off our bank facility.  In June 2002, we restructured our bank facility and because the future cash flows could not be calculated with certainty, the gain was deferred.  As a result of the repayment, the excess carrying value of $20.9 million and debt issuance costs of $2.7 million resulted in the $18.2 million gain on extinguishment of debt.  Net income also decreased due to recording approximately $4.7 million in costs related to the settlement with Global Crossing in June 2005 and the additional interest expense mentioned above.

Liquidity and Capital Resources

Principal Sources and Uses of Liquidity.  Our principal sources of liquidity are cash from operations and our cash and cash equivalents and available-for-sale securities. Our principal liquidity requirements consist of debt service, capital expenditures and working capital.

Cash Flows Provided by Operating Activities.  Cash provided by operating activities was $3.9 million for the nine months ended September 30, 2005 compared to cash provided by operating activities of $15.1 million for the same period of 2004.  The decrease in cash provided by operating activities was primarily due to the additional interest expense paid upon redemption of 35% our senior second secured notes and due to the increase in cost of revenue related to the settlement with Global Crossing in June 2005.

Cash Flows Used in Investing Activities.  Cash used in investing activities was $33.7 million for the nine months ended September 30, 2005 compared to $22.9 million for the same period of 2004.  The cash used in investing activities was for the maintenance and expansion of our network and back office systems and for the investment in available-for-sale securities with maturity dates of less than twelve months.

Cash Flows Provided by Financing Activities.  Cash provided by financing activities was $17.5 million for the nine months ended September 30, 2005.  The initial public offering of our common stock on August 9, 2005 generated approximately $68.4 million after deducting underwriting discounts and commissions and fees and expenses associated with the offering.  A portion of the net proceeds was used to redeem approximately $50.6 million accreted value ($57.8 million principal amount) of our 8 3/8% senior second secured notes on September 15, 2005.  We also used cash for payments on capital lease obligations and for debt issuance costs.

For the nine months ended September 30, 2004, net cash provided by financing activities was $13.6 million.  The net proceeds from the issuance of the senior second secured notes in March 2004 generated approximately $13.2 million, which is net of a $1.6 million prepayment penalty.  We also used cash for payments on capital lease obligations and for debt issuance costs.

Capital Requirements.  For the nine months ended September 30, 2005, we spent $27.1 million on capital expenditures.  We expect to spend approximately $40.0 million on capital expenditures in 2005.

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

We are exposed to changes in interest rates on our investments in cash equivalents and short-term investments.  All of our investments have maturities of less than twelve months which reduces our exposure to long-term interest rate changes.  Interest income for the three and nine-month periods ended September 30, 2005 was $0.3 million and $0.5 million, respectively, therefore not exposing us to any meaningful interest income risk had rates dropped.  We had $91.4 million in senior second secured notes outstanding as of September 30, 2005.  These notes are at a fixed interest rate and are therefore not exposed to any interest rate risk.

Item 4:  Controls and Procedures

Evaluation of disclosure controls and procedures.  Our management, under the direction and with the participation of Richard A. Smith, our President and Chief Executive Officer, and Geoffrey M. Boyd, our Chief Financial Officer, performed an evaluation of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934).  Based on that evaluation, Messers. Smith and Boyd concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in alerting them timely to material information relating to our company (including our consolidated subsidiaries) required to be included in our periodic Exchange Act filings.

Changes in internal controls over financial reporting.  During the quarter ended September 30, 2005, there have been no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our reported financial results.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

There are no material developments since the second quarter Form 10-Q was filed on August 15, 2005.

We are party from time to time to ordinary course disputes that we do not believe to be material.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We relied upon Rule 701 promulgated under the Securities Act to issue the following securities:

On July 1, 2005, we issued to an accredited investor, under the Eschelon Telecom, Inc. Stock Option Plan of 2002, 494 shares of restricted common stock.

On July 1, 2005, we granted to 56 participants, under the Eschelon Telecom, Inc. Stock Option Plan of 2002, options to purchase an aggregate of 7,218 shares of common stock, at an exercise price of $6.77 per share.  These options generally vest 20% upon the initial grant and 20% per year over four years from the date of grant.

On August 18, 2005, we granted to 662 participants, under the Eschelon Telecom, Inc. Stock Option Plan of 2002, options to purchase an aggregate of 180,652 shares of common stock, at an exercise price of $12.19 per share.  These options generally vest 20% upon the initial grant and 20% per year over four years from the date of grant.

On August 18, 2005, we granted to a member of the board of directors, under the Eschelon Telecom, Inc. Stock Option Plan of 2002, options to purchase an aggregate of 15,000 shares of common stock, at an exercise price of $12.19 per share. These options vest 33 1/3% upon the initial grant and 33 1/3% per year over two years from the date of grant.

On August 4, 2005, the Securities and Exchange Commission declared effective our Registration Statement on Form S-1 (File No. 333-124703).  The offering date was August 9, 2005.  The offering has terminated and all of the securities registered have been sold.  The managing underwriters were Lehman Brothers, Jefferies & Company, Inc. and UBS Investment Bank.  Our registration was for 5,357,143 shares of our common stock, par value $0.01 per share.  We sold 5,357,143 shares for $14.00 per share, generating approximately $75.0 million in gross proceeds for us.  After deducting underwriting discounts and commissions of $5.3 million and $2.2 million for estimated fees and expenses associated with the offering, our net proceeds are approximately $67.6 million.  None of the payments for underwriting discounts and commissions and other transaction expenses represented direct or indirect payment to any of our directors, officers, persons owning 10% or more of any class of our equity securities or other affiliates.

From the effective date of the registration statement through September 30, 2005, the following table identifies the purposes and approximate amounts of the net proceeds paid directly or indirectly to others (dollars in millions):

Redemption of 8 3/8% senior second secured notes due March 15, 2010	$56.7
Total use of net proceeds through September 30, 2005	$56.7

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

On July 1, 2005, pursuant to written consent, the Company’s stockholders approved the following matters by the vote indicated below:

(i) Reverse stock split of the Company’s common stock.

FOR	AGAINST	ABSTAIN
7,972,417	4,269	331,800

(ii) Adoption of the Company’s seventh amended and restated certificate of incorporation.

FOR	AGAINST	ABSTAIN
7,971,278	4,416	332,792

(iii)  Adoption of the amended and restated bylaws of the Company.

FOR	AGAINST	ABSTAIN
7,972,802	4,406	331,278

(iv)  Approval of the form of indemnification agreement for the Company’s directors.

FOR	AGAINST	ABSTAIN
7,969,650	4,406	334,430

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eschelon Telecom, Inc.

Date: November 14, 2005	By:	/S/ Geoffrey M. Boyd

	Name:	Geoffrey M. Boyd
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)