Form 10-K
period 2005-12-31
ESCHELON TELECOM INC
filed 2006-03-17
CIK 1110507

As filed with the Securities and Exchange Commission on March 17, 2006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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
Common Stock, par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to the Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

As of February 28, 2006, the number of outstanding shares of the registrant’s Common Stock, par value $0.01 per share, was 14,721,287 shares.

DOCUMENTS INCORPORATED BY REFERENCE

A portion of the information required by Part III of the Form 10-K is incorporated by reference from portions of our definitive proxy statement for our 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

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

Forward-looking statements, such as those regarding management’s present plans or expectations for new product offerings, capital expenditures, cost-saving strategies and growth are not guarantees of future performance. They involve risks and uncertainties relative to return expectations and related allocation of resources, and changing economic or competitive conditions, as well as the negotiation of agreements with third parties and the factors discussed in the section entitled “Risk Factors” and elsewhere herein, which could cause actual results to differ from present plans or expectations, and such differences could be material. Similarly, forward-looking statements regarding management’s present expectations for operating results and cash flow involve risks and uncertainties relative to these and other factors, such as the ability to increase revenues and/or to achieve cost reductions and other factors discussed in the section entitled “Risk Factors” or elsewhere herein, which also would cause actual results to differ from present plans. Such differences could be material. All forward-looking statements attributable to us or by any persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.

As such, actual results or circumstances may vary materially from such forward-looking statements or expectations. Readers are also cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date these statements were made. Except as required by law, we may not update these forward-looking statements, even if our situation changes in the future.

PART I

Item 1.                        Business.

Overview

Eschelon Telecom, Inc. (“we” or “the Company”) is a competitive local exchange carrier (“CLEC”), headquartered in Minneapolis, Minnesota. The Company was incorporated in Delaware in 1996 under the name Advanced Telecommunications, Inc. We are a leading facilities-based provider of integrated voice and data communications services to small and medium-sized businesses in 19 markets in the western United States. Our voice and data services, which we refer to as network services, include local dial tone, long distance, enhanced voice features and Internet access services. We also sell, install and maintain business telephone and data systems and equipment, which we refer to as business telephone systems (“BTS”). We provide these products and services individually or in customized packages to address our customers’ need for a fully-outsourced voice and data network solution. We believe that our high quality, personalized service and customized packages contribute to our low monthly customer line churn, which for 2004 and 2005 averaged 1.48% and 1.34%, respectively. As of December 31, 2005, we provided service through approximately 415,000 total access lines. For 2005, we generated consolidated revenue of $227.7 million.

Our network is designed to meet the voice and data communications needs of our customers. The Eschelon voice and data traffic is switched through six Nortel DMS 500 voice switches, six Lucent 5ESS voice switches, six Cisco BPX data switches and seven Nortel Passport ATM switches. We have physical colocations in 127 incumbent local exchange carrier (“ILEC”) central offices through which we provide voice services over unbundled network elements (“loops”) or integrated voice and data services over T1 lines. We also provide service via commercial agreements, formally known as Unbundled Network Element Platform (“UNE-P”), typically for multi-location customers who need additional access lines in locations where we do not own facilities. As of December 31, 2004, approximately 81% of our total access lines in service were served on our network, which we refer to as “on-net”, compared to 86% as of December 31, 2005. In addition, for 2004 and for 2005, new access lines installed on-net represented 92% and 97%, respectively, of our total new access lines installed.

We acquired Advanced TelCom, Inc. (“ATI”) on December 31, 2004 for an aggregate purchase price of $45.5 million. ATI was also a facilities-based CLEC with operations primarily in 12 markets in four western states. Eschelon was already operating in five of ATI’s markets and six were adjacent to our markets. ATI expanded and strengthened our presence in the western United States and we believe that we have benefited from operating synergies from consolidating ATI’s operations into our business.

On January 27, 2006, we announced that a definitive agreement had been signed to acquire Oregon Telecom, Inc. (“OTI”), a privately-held competitive services provider based in Salem, Oregon. We will pay approximately $20 million in cash to acquire OTI. The acquisition is expected to close early in the second quarter of 2006.

Industry Overview

According to the Federal Communications Commission (“FCC”), the domestic communications service market represents a $300 billion annual revenue opportunity from more than 180 million switched access lines nationwide. The FCC estimates that for 2002, the most recent year for which complete data is available, the communications services market in the states where we provide service represents nearly $30 billion. Competitive service providers such as us continue to gain market share from the Regional Bell Operating Companies (“RBOCs”). According to the FCC, as of December 31, 2005 CLECs served 32.9 million, or 18.5%, of the switched access lines in the United States, an increase of 11.1% over the prior year.

Our Markets

We operate in 19 markets in the western United States. According to the U.S. Census Bureau, population growth from 1990 to 2000 across our markets averaged 27.6%, which was more than double the national average of 13.2%, and annual small and medium-sized business growth from 1997 to 2001 across our markets averaged 1.6%, more than triple the national average of 0.5%. According to Kagan World Media, our markets are expected to remain among the fastest growing markets in the United States, with an average annual population growth rate of 1.9% through 2006, compared to the national average of 1.1%.

Our markets are Minneapolis and St. Paul, MN; Denver and Boulder, CO; Phoenix, AZ; Santa Rosa, CA; Seattle, Tacoma, Everett, Bellingham, Olympia and Yakima, WA; Portland, Salem, Eugene, Bend and Medford, OR; Salt Lake City, UT; and Reno, NV, and are primarily in the region in which Qwest Communications is the incumbent local exchange carrier. Within our markets, we have colocated in RBOC central offices that serve a high concentration of potential small and medium-sized business customers. As of December 31, 2005, our facilities-based network covered approximately 70% of our defined market through only 25% of the total RBOC central offices in each market.

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

Voice Services.   We provide customized packages of voice services to fulfill all of our customers’ voice communication needs. We offer local telephone services, including basic dial tone services and vertical features such as call forwarding, call waiting and call transfer; advanced call management capabilities such as calling number identification, caller name identification, automatic call back and distinctive ringing; plus enhanced services such as voice mail and direct inward dialing. Our services are provided via analog and digital service platforms. We offer a full range of intra-state, inter-state and international long distance services and calling plans to customers who purchase our local service. Our services include “1+” outbound calling, inbound toll free service and complementary services such as dedicated long distance, operator and directory assistance and calling cards.

Data Services.   Our data offerings are designed to provide a full range of services to our customers. We offer high-speed data transmission services, such as dedicated and broadband Internet access, and we also provide and support e-mail and web-hosting services. Our IDSL product allows us to reach customers beyond the typical distance threshold of a normal DSL product. Our data services are offered at transmission speeds that range from 56Kbps to 6Mbps.

Business Telephone Systems.   We provide telephone equipment systems and voice messaging products. We also procure and install voice and data cable, patch panels, routers and other network hardware. We offer customers multi-year maintenance agreements to maintain and upgrade their systems. Some of our key manufacturers include Mitel, Inter-Tel, NEC, Cisco and Adtran.

The following table summarizes our product and service offerings:

Voice Services	Data Services	Business Telephone Systems
Local and Long Distance	Broadband Internet Access	Customer Premise Telephone Equipment and Accessories
Vertical Features	Dedicated Internet Access	Data Communications Equipment
Advanced Call Management	Dial-up Internet Access	Voice Mail Systems
Other Enhanced Services	E-Mail	IP Phone Systems
	Web-Hosting	After Market Maintenance and Upgrade Contracts

Sales and Marketing

We employ a direct sales and marketing strategy which allows us to take a consultative approach in selling services to our customers. Our sales force is trained to focus on product differentiation, customized packages and superior customer service. We also offer our customers a competitive price. We carefully manage each sales proposal within pricing parameters that ensure each new customer provides a targeted level of profitability. We centrally manage these pricing parameters based on an extensive cost analysis for each market. We provide incentives to our sales force to focus on selling customized packages that can be serviced on-net. For 2005, 97% of our total new access lines installed were installed on-net.

As of December 31, 2005, our direct sales force consisted of 204 network communications specialists and 39 BTS communications specialists. Our network and BTS communications specialists integrate their efforts through a team approach created by a cross-commission structure that provides incentives for them to cross-sell products and services.

In 2004, we began using third party agents to sell our services and systems to complement the sales of our direct sales force. This agent channel reaches customer segments that are generally not targeted by our direct sales force. We initially launched our agent channel into three markets. During 2005, we expanded the agent channel into our Utah, Oregon and Washington markets. We will continue to analyze the performance of this sales channel for strategic fit. We expect that no more than 10% of our sales volume will be attributable to the agent channel.

As a result of our direct sales approach, we generally have not spent funds on television, radio or multi-media advertising. However, we intend to increase our involvement in local community activities in each of our markets in order to create more publicity and recognition for our company.

Our Customers

Our customers are generally small and medium-sized businesses with fewer than 100 employees and cross a variety of industries including professional services, communications, technology and heavy industry. During 2005, we did not have any customer representing more than 2% of our total revenue. We do not generate any wholesale carrier revenue (other than carrier access and reciprocal compensation revenue) or wholesale Internet service provider revenue. We currently serve over 50,000 customers.

Customer Service and Retention

We provide our customers with superior customer service, which is driven by a highly personalized, integrated team approach. Our local customer service representatives and repair service bureau associates are supported by customer service professionals in our Minneapolis call center. Every new customer order is closely coordinated by a service delivery team until three days following service transition. Each new customer is contacted multiple times by our service delivery team during the service initiation process to ensure accuracy and on-time delivery of services ordered.

We segment our customer base to better serve their specific needs. We have national account managers responsible for maintaining relationships with multiple location accounts and local account managers responsible for single market accounts. The local and national account managers coordinate service requests with our centralized call center associates to ensure customer satisfaction.

Our “866-Eschelon” customer service number provides a single contact point for customers to gain quick access to customer service or their account manager. Our associates consistently answer more than 85% of all calls within 20 seconds. Our call center is staffed by trained associates whose performance is closely monitored. Our centrally managed service platform allows us to actively track and analyze call response times, trouble ticket resolution and customer satisfaction for every in-bound call received. Our centralized repair service bureau is complemented by our field service technicians who can readily be deployed to the customer premises. We also regularly survey our customers allowing us to track, analyze and adjust service and processes as necessary.

We have a centralized network operating center through which we monitor our network on a 24x7 basis and are able to detect and troubleshoot many types of network problems before our customers are aware of them.

Our senior director of customer retention is responsible for coordinating our sales force, repair service bureau, national and local account managers, customer service organization and retention team to proactively manage customer retention. All members of these groups are trained to identify at-risk customer accounts, which are then referred to our retention team for specific, personalized care. We analyze our survey, performance and churn data on a monthly basis to better understand our customers and to implement or alter operating procedures to improve our operations and customer retention.

Backlog of customer orders has remained at relatively low levels versus overall lines in service. As such, backlog is not material to our annual revenue and is not a meaningful indicator of potential future revenue.

Network Overview and Deployment

We have constructed our network around owned switching and collocation equipment. Our network is a system of switches and equipment colocated in RBOC central offices or carrier hotels that are interconnected using primarily leased transport and then linked to customers’ premises using leased loops. In almost all cases, we purchase the last mile connection from the RBOC. In addition, with the acquisition of ATI, we acquired active (i.e., working or “lit”) fiber transport connecting ATI’s switches and colocations in a number of ATI’s markets.

Voice and Data Switches.   We have deployed Nortel, Lucent, Tellabs and Cisco equipment in each of our major markets. We use Nortel DMS and Lucent 5ESS switches for local dial tone services, the Tellabs digital crossconnect system (DACS) for terminating, routing and aggregating on DS1/DS3 transport and customer connections, and Cisco BPX and Nortel Passport ATM switches in combination with Cisco core and edge routers for advanced data services. We believe the Nortel DMS 500 and Lucent 5ESS switches are reliable, proven platforms for providing local services. The Cisco BPX and Nortel Passport ATM switches are highly flexible and integrate well with the Cisco IP platforms to provide network services over common network infrastructures.

Colocation Equipment.   We use Zhone Technologies, Inc. Universal Edge 9000, or UE9000, access node equipment and Lucent AnyMediaFast Digital Loop Carriers in each of the 127 RBOC central offices in which we have physically colocated in order to provide local analog line service to our customers. The UE9000 access node and AnyMediaFast enable effective delivery of industry standard voice service offerings. We have also deployed Verilink Sechtor 300 devices in our switch rooms and various colocations and, together with the addition of an integrated access device at customer premise locations, we are able to offer network voice and data services over a single T1 line. In select colocations, we also use Nokia’s DSLAMs in order to provide on-net DSL services. The UE9000, AnyMediaFast, Sechtor 300 and Nokia devices are high density voice and data equipment that fit into a single network bay, thereby reducing costly colocation space in RBOC central offices.

Intra-City Transport Deployment.   In select markets, we utilize fiber transport in a SONET ring configuration to connect host sites to RBOC colocations. In other markets, we use leased transport with carrier diversity for network reliability. As customer line concentrations increase in a colocation, we are able to take advantage of carrier diversity techniques. Where fiber is not deployed, transport between our switches and our colocations is provided over more than one route in all cases and is purchased from more than one provider in most cases. Using multiple routes and providers gives us a more robust network that maintains functionality should a transport route incur a failure. By diversifying our high capacity circuits across multiple vendors in each market, we maintain higher levels of network reliability and lower network costs.

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

Customer Access Methods.   We have the ability to serve small and medium-sized businesses in our markets by one or more of the following methods:

•       T1.   Larger customers can be served with leased high capacity connections directly from our colocation equipment to the customer’s location. We also offer the ability to share a single T1 connection for both voice and data services and to allocate the circuit capacity for voice and data depending upon customer requirements. For 2005, 55% of new access lines installed were installed on T1 circuits.

•       Analog UNE-loop.   To provide analog voice services, we colocate our telephone access equipment in the RBOC’s central offices and lease the RBOC’s facilities, known as unbundled network elements, or UNEs, to connect customer locations to our colocation equipment. Smaller customers are most likely to be served with this method. We provide broad facilities-based coverage by colocating in densely-populated areas so that we can access unbundled network elements reaching approximately 70% of the estimated business access lines within our selling areas from approximately 25% of the available RBOC central offices.

•       DSL.   We provide dedicated connections to certain customers using conventional “twisted pair” copper wire employing DSL technology. Our customers use DSL lines for data applications such as Internet access, intranets, extranets, telecommuting, e-commerce, e-mail, video conferencing and multimedia. DSL is provided on the same copper wires as voice service or as a dedicated line dependent upon customer situations. DSL is not available to all customers due to copper loop length limitations and RBOC plant configurations.

•       ILEC Commercial Agreements.   In January 2005, we signed a three-year agreement with Qwest to purchase its Platform Plus product, which replaced the UNE-P platform. In June 2005, we also signed a three-year agreement with Verizon to purchase its Wholesale Advantage product, which replaced the UNE-P platform in Verizon operating regions.

•       Centrex Resale.   We resell Centrex services in the Eschelon legacy Reno market. Centrex is a value-added business telephone service we purchase from AT&T at wholesale rates and invoice on our own bills.

Competition

The communications industry is highly competitive. Our ability to compete effectively depends upon our continued ability to maintain high quality, market-driven services at prices competitive to those charged by the RBOCs. Many of our current and potential competitors have financial, technical, marketing, personnel and other resources, including brand name recognition, substantially greater than ours, as well as other competitive advantages over us.

RBOCs.   In our existing markets, we compete principally with Qwest. Qwest and other RBOCs have long-standing relationships with their customers, have financial, technical and marketing resources substantially greater than ours, have the potential to subsidize competitive services with revenue from a variety of businesses, and currently benefit from existing regulations that favor RBOCs over us in some respects. As a relatively recent entrant in the communications services industry, we may not achieve a major share of the market for any of our services. While regulatory initiatives based on the Telecommunications Act, which allow competitive service providers such as us to interconnect with Qwest’s facilities, provide increased business opportunities for us, these interconnection opportunities have been, and likely will continue to be, accompanied by increased pricing flexibility for and relaxation of regulatory oversight of Qwest and the other RBOCs. Future regulatory decisions could grant the RBOCs greater pricing flexibility or other regulatory relief. These initiatives could have a material adverse effect on us.

Competitive Service Providers and Other Market Entrants.   We also face competition from other competitive service providers. Consolidation and strategic alliances within the communications industry or the development of new technologies could put us at a competitive disadvantage. The Telecommunications Act radically altered the market opportunity for new competitive service providers. Because the Telecommunications Act requires RBOCs to unbundle their network services, new competitive service providers are able to rapidly enter the market by installing switches and leasing local loops.

In addition to the new competitive service providers, RBOCs and other competitors described above, we may face competition from other market entrants such as cable television companies, wireless service providers and virtual service providers using Voice over Internet Protocol (VoIP) over the public Internet or private networks. Electric utility companies have existing assets and low cost access to capital which could allow them to enter a market and accelerate network development. Cable television companies are entering the communications market by upgrading their networks with hybrid fiber coaxial lines and installing facilities to provide fully interactive transmission of broadband voice, video and data communications. Wireless service providers are developing wireless technology for deployment in the United States, intending to provide a broadband substitute for traditional wireline local telephones. Some companies are delivering voice communications over the Internet.

Long Distance Service.   The long distance communications industry has numerous entities competing for the same customers which has historically created high churn as customers frequently change long distance providers in response to offerings of lower rates or promotional incentives. Prices in the long distance market have declined significantly in recent years and are expected to continue to decline. Our primary competitors for long distance services are interexchange carriers, RBOCs and resellers. We believe that pricing levels are a principal competitive factor in providing long distance service; however, we seek to avoid direct price competition by packaging long distance service, local service and Internet access service together with a simple pricing plan.

Data/Internet Services.   The Internet services market is highly competitive, and we expect that competition will continue to intensify. Internet service, meaning both Internet access and on-line content services, is provided by Internet services providers, RBOCs, satellite-based companies, long distance providers and cable television companies. Many of these companies provide direct access to the Internet and a variety of supporting services to businesses and individuals. In addition, many of these companies, such as AOL and MSN, offer on-line content services consisting of access to closed, proprietary information networks. Satellite companies are offering broadband access to the Internet from desktop PCs. Cable companies are providing Internet services using cable modems to customers in major markets. Many of these competitors have substantially greater brand recognition and more financial, technological, marketing, personnel and other resources than those available to us.

Business Telephone Systems Sales.   We compete with numerous equipment vendors and installers and communications management companies for business telephone systems and related services. We generally offer our products at prices consistent with other providers and differentiate our service through our product packages and customer service.

Employees

As of February 28, 2006, we had 1,094 full-time equivalent employees. Twenty-seven field service technicians are members of the International Brotherhood of Electrical Workers (IBEW). A new collective bargaining agreement was signed in 2005 with the IBEW and is in effect through February 29, 2008.

We believe that relations with our employees, including members of the labor union, are good. We have not experienced any work stoppage due to labor disputes.

Executive Officers

Our executive officers and directors as of December 31, 2005 are as follows:

Name	Age	Start of Service	Position(s)
Executive Officers:
Clifford D. Williams	58	1996	Chairman of the Board and Founder
Richard A. Smith	55	1998	Director, President and Chief Executive Officer
Geoffrey M. Boyd	38	2000	Chief Financial Officer
Robert E. Pickens	45	1996	Executive Vice President, Marketing
David A. Kunde	46	1999	Executive Vice President, Engineering and Network Operations
Arlin B. Goldberg	49	1996	Executive Vice President, Information Technology
J. Jeffery Oxley	51	1999	Executive Vice President, Law and Policy
Steven K. Wachter	44	1999	Executive Vice President, Sales
Non-Management Directors:
James P. TenBroek	44	2000	Director
Marvin C. Moses	61	1999	Director
Mark E. Nunnelly	47	1999	Director
Ian K. Loring	39	2001	Director
Louis L. Massaro	59	2005	Director

Regulation

Overview

We are subject to federal, state, local and foreign laws, regulations, and orders affecting the rates, terms, and conditions of certain of our service offerings, our costs, and other aspects of our operations, including our relations with other telecommunications service providers. Regulation varies from jurisdiction to jurisdiction, and may change in response to judicial proceedings, legislative and administrative proposals, government policies, competition, and technological developments. We cannot predict what impact, if any, such changes or proceedings may have on our business or results of operations, and we cannot guarantee that regulatory authorities will not raise material issues regarding our compliance with applicable regulations.

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

Federal Regulation

The Communications Act of 1934, as amended, or (“the Communications Act”), grants the FCC authority to regulate interstate and foreign communications by wire or radio. We are regulated by the FCC as a non-dominant carrier and are subject to less comprehensive regulation than dominant carriers, but we remain subject to numerous requirements of the Communications Act, including certain provisions of Title II, applicable to all common carriers, which require us to offer service upon reasonable request and pursuant to just and reasonable charges and terms, and which prohibit unjust or unreasonable discrimination in charges or terms. The FCC has authority to impose additional requirements on non-dominant carriers.

The Telecommunications Act of 1996, or (“the Telecommunications Act”), amended the Communications Act to eliminate many barriers to competition in the U.S. communications industry. The Telecommunications Act set basic standards for relationships between communications service providers, including relationships between new entrants and RBOCs. In general, the Telecommunications Act requires RBOCs to provide competitors with nondiscriminatory access to and interconnection with RBOC networks, and to provide UNEs at cost-based prices. The FCC and PUCs have adopted rules to implement the Telecommunications Act and to encourage competition.

Long Distance Competition.   Section 271 of the Communications Act, enacted as part of the Telecommunications Act, established a process by which an RBOC could obtain authority to provide long distance service in a state within its region. The process required demonstrating to the FCC that the

RBOC has adhered to a 14-point competitive checklist and that granting such authority would be in the public interest. All of the RBOCs have received FCC approval to provide in-state long distance service within their respective regions. Receipt of Section 271 authority by the RBOCs has resulted in increased competition in certain markets and services.

The RBOCs have a continuing obligation to comply with the 14-point competitive checklist, and are subject to continuing oversight by the FCC and PUCs. Each RBOC must comply with state-specific Performance Assurance Plans, or PAPs, pursuant to which an RBOC that fails to provide access to its facilities in a timely and commercially sufficient manner must provide to affected CLECs compensation in the form of cash or service credits. We have received PAP payments from Qwest in Arizona, Colorado, Minnesota, Oregon, Utah and Washington. We receive PAP payments from AT&T in Nevada and California. Our ability to obtain adequate interconnection and access to UNEs on a timely basis could be adversely affected by an RBOC’s failure to comply with its Section 271 obligations.

Under Section 272 of the Communications Act, the RBOCs are also required to provide in-region inter-LATA services through separate affiliates and subject to certain other safeguards. The Section 272 requirements, other than the obligation not to discriminate against other providers requesting service, are subject to a statutory sunset three years after an RBOC is authorized under Section 271 to provide in-region inter-LATA services in a given state, unless the FCC extends the three year period by rule or order. In the eight states in which we operate, the RBOC’s Section 272 requirements have sunset for AT&T in California, and for Qwest in Colorado, Utah, and Washington. For Qwest, the Section 272 requirements in the remainder of the states in which it operates will sunset by the end of 2006. The sunset of Section 272 requirements could make it easier for the RBOCs to engage in discrimination, which would adversely affect our ability to compete. In addition, if the FCC granted the RBOCs permission to cease complying with dominant carrier regulations even when they provide local and inter-LATA services on an integrated basis (that is, without structural separation), that also could make it harder to detect discrimination and thus adversely affect our ability to compete.

Interconnection Agreements.   Pursuant to FCC rules implementing the Telecommunications Act, we negotiate interconnection agreements with RBOCs to obtain access to UNEs and services, generally on a state-by-state basis. These agreements typically have three-year terms. We currently have interconnection agreements in effect with Qwest for the states of Arizona, Colorado, Minnesota, Oregon, Utah and Washington, with AT&T for the states of Nevada and California, and with Verizon for the states of Washington and Oregon. If we enter new markets, we expect to establish interconnection agreements with RBOCs on an individual state basis. As discussed below, changes to our agreements based upon recent FCC orders ultimately will be incorporated into our interconnection agreements, but whether these changes will be affected by negotiation or arbitration is uncertain.

We are in the process of renegotiating our interconnection agreements with Qwest for Arizona, Colorado, Minnesota, Oregon, Utah, and Washington. We have had discussions with AT&T for Nevada and California and with Verizon for Oregon and Washington regarding renegotiation of our interconnection agreements. If any negotiation process does not produce, in a timely manner, an interconnection agreement that we find acceptable, we may petition the applicable PUC to arbitrate any disputed issues. Arbitration decisions in turn may be appealed to federal courts. We cannot predict how successful we will be in negotiating terms critical to our provision of local network services, and we may be forced to arbitrate certain provisions of necessary agreements. We are not a party to any current interconnection agreement arbitration proceeding. Other interconnection agreement arbitration proceedings before various state commissions may result in decisions that could affect our business, but we cannot predict the extent of any such impact. As an alternative to negotiating an interconnection agreement, we may adopt, in its entirety, another carrier’s approved agreement.

Unbundled Network Elements.   The Telecommunications Act requires RBOCs to provide requesting telecommunications carriers with nondiscriminatory access to network elements on an unbundled basis at any technically feasible point on rates, terms and conditions that are just, reasonable and non-discriminatory, in accordance with the other requirements set forth in Sections 251 and 252 of the Telecommunications Act. The Telecommunications Act gives the FCC authority to determine which network elements must be made available to requesting carriers such as us. The FCC is required to determine whether the failure to provide access to such network elements would impair the ability of the carrier seeking access to provide the services it seeks to offer. Based on this standard, the FCC developed an initial list of RBOC network elements that must be unbundled on a national basis, or UNEs, in 1996.

Those initial rules were set aside by the U.S. Supreme Court and the FCC subsequently developed revised unbundling rules, which also were set aside on appeal. In August 2003, in the Triennial Review Order, or TRO, the FCC substantially modified its rules governing access to UNEs. The FCC redefined the “impair” standard, concluding that a requesting carrier is impaired when a lack of access to a UNE poses barriers to entry, including operational and economic barriers that are likely to make entry into a market uneconomic. The FCC limited requesting carrier access to certain aspects of the loop, transport, switching and signaling/databases UNEs but continued to require some unbundling of these elements. In the TRO, the FCC also determined that certain broadband elements, including fiber-to-the-home, or FTTH, loops in greenfield situations, broadband services over FTTH loops in overbuild situations, packet switching, and the packetized portion of hybrid loops, are not subject to unbundling obligations.

On March 2, 2004, the U.S. Court of Appeals for the D.C. Circuit vacated certain portions of the TRO and remanded to the FCC for further proceedings. Specifically, the D.C. Circuit vacated the FCC’s delegation of decision-making authority to state commissions and several of the FCC’s nationwide impairment determinations. The D.C. Circuit also found that the FCC used a flawed methodology when making certain impairment determinations, including those relating to the mass market switching and local transport network elements, and remanded those determinations to the FCC for further analysis and justification. The D.C. Circuit affirmed the FCC’s decision to relieve the RBOCs from unbundling obligations with respect to broadband elements. The D.C. Circuit did not make a formal pronouncement regarding the status of the FCC’s finding regarding enterprise market loops.

In December 2004, the FCC adopted an Order on Remand of the TRO (the “TRRO”). The TRRO became effective on March 11, 2005. The TRRO limits access to certain UNEs in specific situations in which the FCC considers that CLECs are not impaired without access to the UNE: First, unbundled switching will be eliminated after a one-year transition period. During the transition, carriers will pay $1 per line more for unbundled switching and may not order new lines. Second, DS1 transport UNEs will no longer be available between wire centers that contain at least 38,000 business lines or have at least four fiber-based colocators. Third, DS3 transport or dark fiber UNEs will no longer be available between wire centers containing at least 24,000 business lines or at least three fiber-based colocators. Fourth, transport UNEs between RBOC wire centers and CLEC switches will no longer be available. Fifth, DS1 UNE loops will not be available to any building in a wire center containing at least 60,000 business lines and at least four fiber-based colocators. Sixth, DS3 UNE loops will not be available to any building in a wire center containing at least 38,000 business lines and at least four fiber-based colocators. Seventh, dark fiber UNE loops will no longer be available. The Order provides a one-year transition period for DS1 and DS3 transport and loops and an 18-month transition period for dark fiber facilities. Rates for UNEs that are no longer available will increase by 15% during the transition year, and CLECs will not be able to order additional UNEs along routes or to buildings that no longer qualify.

We did not lease material numbers of UNE-P lines from either AT&T or Verizon in 2005. With respect to our UNE-P lines leased from Qwest, we have converted them to an equivalent product under a commercial agreement referred to as Qwest’s Platform Plus (“QPP”). Under QPP, we continue to have access to unbundled switching over a three-and-one-half year period at gradually increasing rates. We have also entered into a commercial agreement with Verizon, referred to as the Wholesale Advantage Agreement, under which we continue to have access to unbundled switching from Verizon at gradually increasing rates.

We do not use DS3 UNE loops or dark fiber loops. Consequently, we are unaffected by these portions of the TRRO. However, we do use DS1 loops and transport, DS3 transport, and a de minimis amount of dark fiber transport, and certain of our wire centers and routes will be affected by the TRRO. Our costs for existing UNEs affected by the TRRO will increase an estimated 15% during the year-long transition period provided by the TRRO. Delisted UNEs may have to be replaced with special access, generally at prices significantly higher than UNE rates, unless we can locate alternative suppliers offering more favorable rates.

We have estimated our increased costs due to the TRRO to be approximately $2.3 million in 2006. This includes the increased costs of QPP, the increased cost of transitional UNEs, and the need to replace delisted UNEs. Our estimates are based upon assumptions concerning market demand for our products and our ability to secure alternative suppliers of facilities in certain areas.

The TRRO has been appealed by RBOCs (which argue that the TRRO continues to require unbundled access to more network elements than the law permits) as well as CLECs (which argue that the FCC did not order a sufficient degree of unbundling). Those appeals have been consolidated and transferred to the U.S. Court of Appeals for the D.C. Circuit. Briefs in the consolidated appeals have been filed and oral argument on the appeals has been set for March 21, 2006. RBOC and CLEC parties also have filed petitions with the FCC seeking reconsideration of the TRRO. Comments and replies have been filed in those proceedings. No decision by the FCC on the reconsideration petitions is expected until after a decision is issued by the DC Circuit on the appeals. Eschelon is a party to the appeals and reconsideration petitions that have been filed, but cannot predict the outcome either of the appeals or the petitions for reconsideration.

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

AT&T and Verizon have taken the position that the TRRO is immediately effective, without regard to change of law provisions in their interconnection agreements with us. Our position is that any changes resulting from the TRRO must be effected through the change of law provisions to our interconnection agreements. Proceedings to resolve this dispute are nearing completion before the PUCs in Nevada, California and Washington. We cannot predict the outcome of these proceedings nor their impact upon Eschelon.

FCC rules implementing the local competition provisions of the Telecommunications Act permit CLECs to lease UNEs at rates determined by PUCs employing the FCC’s Total Element Long Run Incremental Cost, or TELRIC, forward-looking, cost-based pricing model. On September 15, 2003, the FCC opened a proceeding reexamining the TELRIC methodology and wholesale pricing rules for communications services made available for resale by RBOCs in accordance with the Telecommunications Act. This proceeding will comprehensively re-examine whether the TELRIC pricing model produces unpredictable pricing inconsistent with appropriate economic signals; fails to adequately reflect the real-world attributes of the routing and topography of an RBOC’s network; and creates disincentives to investment in facilities by understating forward-looking costs in pricing RBOC network facilities and overstating efficiency assumptions. We have participated in this proceeding as a member of a consortium of CLECs. To date the FCC has not yet issued revised TELRIC rules. The application and effect of a revised TELRIC pricing model on the communications industry generally and on certain of our business activities cannot be determined at this time.

In orders released in August 2004, the FCC extended unbundling relief to FTTH loops serving predominantly residential multiple dwelling units, or MDUs, and granted the same unbundling relief to fiber-to-the-curb, or FTTC, that it has applied to FTTH. We do not know where Qwest, AT&T or Verizon have replaced their copper facilities with fiber or where they may do so in the future. Consequently, we cannot determine the impact these orders will have upon our business. Because we serve business customers only, we do not believe these orders will substantially affect our business.

On October 27, 2004, the FCC issued an order granting requests by the RBOCs that the FCC forbear from enforcing the independent unbundling requirements of Section 271 of the Communications Act with regard to the broadband elements that the FCC had determined in the TRO are not subject to unbundling obligations (FTTH loops, FTTC loops, the packetized functionality of hybrid loops, and packet switching). The FCC declined to address broader forbearance requests by AT&T and Qwest, who had asked the FCC to forbear from applying Section 271 requirements to any element that the FCC has determined no longer meets the impairment standard. Legal challenges to these orders continue. Several state proceedings on this issue are ongoing. We cannot predict the outcome of these proceedings or the effect of such rulings on our business.

On September 23, 2005, the FCC released an order that largely deregulates “wireline broadband Internet access service.” The FCC refers to “wireline broadband Internet access service” as a service that uses existing or future wireline facilities of the telephone network to provide subscribers with access to the Internet, including by means of both xDSL and next generation fiber-to-the-premises services. This decision by the FCC follows the decision by the United States Supreme Court in the Brand X case, issued June 27, 2005, in which the Court held that cable systems are not legally required to lease access to competing providers of Internet access service. Consistent with the FCC’s previous classification of cable modem service as an information service, the FCC’s decision in this order classifies broadband Internet access service as an information service because it intertwines transmission service with information processing and is not, therefore, a “pure” transmission service such as frame relay or ATM, which remain classified as telecommunications services. Under the terms of the Order, the FCC requires that existing transmission arrangements between broadband Internet access service providers and their customers be made available for a one year period from the effective date of the Order. This Order does not affect CLECs’ ability to obtain UNEs, but does relieve the RBOCs of any duty to offer DSL transmission services subject to regulatory oversight. Internet service providers and our trade association have sought judicial review of this order in the U.S. Court of Appeals for the Third Circuit. Our QPP agreement with Qwest, which runs through mid-2008, provides us the ability to resell Qwest’s DSL product. As a result, we expect no immediate adverse impact from the FCC’s Wireline Broadband Order.

On September 16, 2005, the FCC partially granted Qwest’s petition seeking forbearance from the application of the FCC’s dominant carrier regulation of interstate services, and Section 251(c) requirements throughout the Omaha MSA. The FCC granted Qwest the requested relief in nine (9) of its twenty-four (24) Omaha central offices where it determined that competition from intermodal (cable) service providers was “extensive.” Although the FCC required that Qwest continue to make UNEs available throughout Omaha, in the nine (9) specified central offices, Qwest may do so at non-TELRIC rates. The FCC did not grant Qwest the requested relief regarding its colocation and interconnection obligations. Both CLECs and Qwest have sought judicial review of this order in the U.S. Court of Appeals for the D.C. Circuit. We do not operate in the Omaha MSA, and cannot predict whether future such petitions will be filed for markets in which we do operate, nor can we predict what would be the outcome of any such petitions.

On December 20, 2004, Verizon filed a Petition for Forbearance from the application of the FCC’s Computer II and Title II requirements to Verizon’s Broadband service offerings. If granted, Verizon’s petition would permit it to offer DSL, ATM, Frame Relay and T-1 services on a non-common carrier basis, free from unbundling and TELRIC pricing requirements. Verizon’s petition also asks that the FCC forbear from applying these requirements to broadband services provided by other RBOCs. To date, the FCC has not acted on Verizon’s petition, and has extended to March 19, 2006, the deadline for action by the Commission, in the absence of which Verizon’s petition will be deemed granted. As a practical matter, the FCC’s deregulation of RBOC DSL services as a result of its order in the Wireline Broadband proceeding granted Verizon, and the other RBOCs, some of the relief Verizon’s forbearance petition seeks. We cannot predict the effect, if any, of further unbundling and pricing relief that would result from the possible grant of Verizon’s petition, or whether the FCC would in fact extend to all RBOCs any relief it might grant to Verizon.

Colocation.   FCC rules generally require RBOCs to permit competitors to colocate equipment used for interconnection and/or access to UNEs. Changes to those rules, upheld in 2002 by the D.C. Circuit, allow competitors to colocate multifunctional equipment and require RBOCs to provision cross-connects between colocated carriers. We cannot determine the effect, if any, of future changes in the FCC’s colocation rules on our business or operations.

CPNI.   FCC rules protect the privacy of certain information about customers that communications carriers, including us, acquire in the course of providing communications services. Such protected information, known as Customer Proprietary Network Information, or CPNI, includes information related to the quantity, technological configuration, type, destination and the amount of use of a communications service. The FCC’s initial CPNI rules initially prevented a carrier from using CPNI to market certain services without the express approval of the affected customer, referred to as an opt-in approach. In July 2002, the FCC revised its opt-in rules in a manner that limits our ability to use the CPNI of our subscribers without first engaging in extensive customer service processes and record keeping. We use our subscribers’ CPNI in accordance with applicable regulatory requirements. However, if a federal or state regulatory body determines that we have implemented those guidelines incorrectly, we could be subject to fines or penalties. In addition, correcting our internal customer systems and CPNI processes could generate significant administrative expenses.

On January 30, 2006, the FCC released a public notice requiring all telecommunications carriers, including wireline and wireless carriers, to submit a compliance certificate regarding maintenance of internal records related to the FCC’s customer proprietary network information (CPNI) rules. Coincident with the issuance of its public notice, the FCC announced that it had begun enforcement proceedings against carriers that allegedly failed to comply with the FCC’s CPNI rules. To date, we are unaware of any material noncompliance on our part with the FCC’s CPNI rules, or our record-keeping and reporting, and have received no notice of any enforcement proceeding directed at us. We cannot predict the outcome of any enforcement proceeding in this regard, or its effect on our business.

On February 14, 2006, the FCC released a Notice of Proposed Rulemaking seeking comment on possible modifications to its CPNI rules. New CPNI requirements could impose additional administrative burdens and costs on us. We cannot predict the outcome of the FCC’s ongoing review of its CPNI rules.

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

Over the last several years, the FCC has granted RBOCs significant flexibility in pricing interstate special and switched access services. In August 1999, the FCC granted immediate pricing flexibility to many RBOCs and established a framework for granting greater flexibility in the pricing of all interstate access services once an RBOC market satisfies certain prescribed competitive criteria. In February 2001, the D.C. Circuit upheld the FCC’s prescribed competitive criteria. To date, the FCC has granted pricing flexibility in numerous specific markets to the RBOCs, including Qwest. This pricing flexibility may result in Qwest lowering its prices in high traffic density areas, including areas where we compete or plan to compete. We anticipate that the FCC will continue to grant RBOCs greater pricing flexibility for access services if the number of actual and potential competitors increases in each of these markets.

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

Universal Service.   Section 254 of the Communications Act and the FCC’s implementing rules require all communications carriers providing interstate or international communications services to periodically contribute to the Universal Service Fund, or USF. The USF supports several programs administered by the Universal Service Administrative Company with oversight from the FCC, including: (i) communications and information services for schools and libraries, (ii) communications and information services for rural health care providers, (iii) basic telephone service in regions characterized by high communications costs, (iv) basic telephone services for low-income consumers, and (v) interstate access support. Based on the total funding needs for these programs, the FCC determines a contribution factor, which it applies to each contributor’s interstate and international end user communications revenues. We measure and report our revenues in accordance with rules adopted by the FCC. The contribution rate factors are calculated and revised quarterly and we are billed for our contribution requirements each month based on projected interstate and international end-user communications revenues, subject to periodic true up.

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

Communications Assistance for Law Enforcement Act.   The Communications Assistance for Law Enforcement Act, or CALEA, requires communications providers to provide law enforcement officials with call content and/or call identifying information under a valid electronic surveillance warrant, and to reserve a sufficient number of circuits for use by law enforcement officials in executing court-authorized electronic surveillance. Because we provide facilities-based services, we incur costs in meeting these requirements. Noncompliance with these requirements could result in substantial fines. Although we attempt to comply with these requirements, we cannot assure that we would not be subject to a fine in the future.

In August 2005, the FCC extended CALEA obligations to facilities-based providers of broadband Internet access service and to interconnected VoIP services. As a broadband Internet access provider, we will be subject to these new requirements once they take effect. The current compliance deadline is set for April 2007, although the FCC is considering requests from industry participants to grant additional time. Several parties have appealed the FCC’s order extending new requirements in the U.S. Court of Appeals for the D.C. Circuit. Unless the decision is overturned on appeal, we could face increased compliance costs, which are uncertain in nature because the specific assistance-capability requirements for providers of broadband Internet access service have not yet been established.

Regulation of Internet Service Providers and VoIP.   To date, the FCC has treated Internet service providers, or ISPs, as enhanced service providers, which are generally exempt from federal and state regulations governing common carriers. Nevertheless, regulations governing the disclosure of confidential communications, copyright, excise tax and other requirements may apply to our Internet access services. In addition, the FCC released a Notice of Proposed Rulemaking in September 2005 seeking comment on a broad array of consumer protection regulations for broadband Internet access services, including rules regarding the protection of CPNI, slamming, truth in billing, network outage reporting, service discontinuance notices, and rate-averaging requirements. We cannot predict whether the FCC will adopt new rules regulating broadband Internet access services and, if it does so, how such rules would affect us, except that new obligations could increase the costs of providing DSL service.

Moreover, Congress has passed a number of laws that concern the Internet and Internet users. Generally, these laws limit the potential liability of ISPs and hosting companies that do not knowingly engage in unlawful activity. We expect that Congress will consider this year a variety of bills, some of which, if signed into law, could impose obligations on us to monitor the Internet activities of our customers.

The use of the public Internet and private Internet protocol networks to provide voice communications services, including voice-over-Internet protocol, or VoIP, is a relatively recent market development. The provision of such services until recently was largely unregulated within the United States. To date, the FCC has not imposed regulatory surcharges or most forms of traditional common carrier regulation upon providers of Internet communications services. But the FCC has imposed obligations on providers of two-way interconnected VoIP services to provide E911 service, and it has extended CALEA obligations to such VoIP providers. Both decisions have been appealed in the U.S. Court of Appeals for the D.C. Circuit, although the E911 regulations have already taken effect. To the extent that we choose to provide interconnected VoIP services, we will bear costs as a result of these mandates.

Several additional pending FCC proceedings will affect the regulatory status of Internet telephony. On February 12, 2004, the FCC adopted a notice of proposed rulemaking to address, in a comprehensive manner, the future regulation of services and applications making use of Internet protocol, including VoIP. In the absence of federal legislation, we expect that through this proceeding the FCC will resolve certain regulatory issues relating to VoIP services and develop a regulatory framework that is unique to IP telephony providers or that subjects VoIP providers to minimal regulatory requirements. We cannot predict when, or if, the FCC may take such actions. The FCC may determine that certain types of Internet telephony should be regulated like basic interstate communications services, rendering VoIP calls subject to the access charge regime that permits local telephone companies to charge long distance carriers for the use of the local telephone networks to originate and terminate long-distance calls, generally on a per minute basis. The FCC also may conclude that Internet telephony providers should contribute to the USF. The FCC’s pending review of intercarrier compensation policies (discussed above) also may have an adverse impact on enhanced service providers.

In a series of decisions issued in 2004, the FCC clarified that the FCC, not the state PUCs, has jurisdiction to decide the regulatory status of IP-enabled services, including VoIP. Most recently, on November 12, 2004, in response to a request by Vonage Holdings Corp. (Vonage), a VoIP services provider, the FCC issued an order preempting traditional telephone company regulation of VoIP service by the Minnesota PUC, finding that the service cannot be separated into interstate and intrastate communications without negating federal rules and policies. In September 2003, the Minnesota PUC issued an order requiring Vonage to comply with Minnesota laws that regulate telephone companies. That order was appealed to the U.S. District Court for the District of Minnesota, which enjoined enforcement of the order pending action by the FCC on Vonage’s request for preemption. Earlier this year, the U.S. Court of Appeals for the Eighth Circuit upheld the injunction, and that court also is reviewing the merits of the FCC order that preempted the Minnesota PUC’s regulations as applied to VoIP providers.

On October 18, 2002, AT&T filed a petition with the FCC seeking a declaratory ruling that would prevent RBOCs from imposing traditional circuit-switched access charges on phone-to-phone IP services. In April 2004, the FCC issued an order concluding that, under current rules, AT&T’s phone-to-phone IP telephony service is a telecommunications service upon which interstate access charges may be assessed. AT&T’s service consists of an interexchange call initiated by an end user who dials 1 + the called number from a regular telephone. When the call reaches AT&T’s network, AT&T converts it into an IP format and transports it over AT&T’s Internet backbone. AT&T then converts the call back from the IP format and delivers it to the called party through local exchange carrier local business lines. This decision is thus limited to interexchange service that: (1) uses ordinary customer premises equipment with no enhanced functionality; (2) originates and terminates on the public switched telephone network; and (3) undergoes no net protocol conversion and provides no enhanced functionality to end users due to the provider’s use of IP technology. The FCC made no determination regarding retroactive application of its ruling, and stated that the decision does not preclude it from adopting a different approach when it resolves the IP-Enabled Services or Intercarrier Compensation rulemaking proceedings.

Other aspects of VoIP and Internet telephony services, such as regulations relating to the confidentiality of data and communications, copyright issues, taxation of services, and licensing, may be subject to federal or state regulation. Similarly, changes in the legal and regulatory environment relating to the Internet connectivity market, including regulatory changes that affect communications costs or that may increase the likelihood of competition from RBOCs or other communications companies could increase our costs of providing service.

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

Legislation.   Congress is considering various measures that would overhaul telecom laws in the United States. Bills introduced in the House of Representatives and the Senate address a wide variety of issues, including the regulation of broadband and VoIP services, network neutrality requirements, video franchising procedures, and municipal broadband services, among others. The prospects and timing of any potential legislation remain unclear, and as such, we cannot predict the outcome of any such legislation upon our business.

RBOC-IXC Mergers.   On October 31, 2005, the FCC unanimously approved orders clearing the SBC-AT&T and Verizon-MCI mergers with relatively limited conditions in certain areas, including minimal divestitures and no reduction in special access rates. Although the Department of Justice, in its consent decrees approving the mergers concluded that the mergers would reduce competition in certain markets for special access, primarily for business customers, it concluded that there was no basis for imposing remedies in the mass market or Internet backbone market, and further concluded there was no problem in the overall structure of the resulting market that would justify imposing restrictions on the companies’ dealings with each other. Rather than requiring them to divest lines and other facilities, however, it opted instead for the lighter remedy of requiring them to sell or divest, at market rates, ten-year leases for loops into certain buildings along with leases for dark fiber transport necessary to connect the loops to the facility of the purchaser of the lease. The end result is that Verizon must sell dark fiber leases to 350 buildings and SBC to 383 buildings. The FCC’s conditions took the form of voluntary conditions offered by the merging parties, as follows: 1) SBC and Verizon agreed to freeze certain high-capacity special access rates for existing in-region AT&T and MCI customers for 30 months, and to refrain from providing themselves, their affiliates, or each other with special access services not generally available to other competitors. As Eschelon’s reliance on special access is minimal, we do not expect these conditions to affect us positively or negatively. In addition, as our operations in the Verizon and SBC regions are minimal, we do not expect to see a significant impact as a result of the UNE rate freezes they each agreed to for a two year period from the merger closing date. On the closing of the merger, SBC renamed itself AT&T.

In March 2006, AT&T and Bell South announced they had reached an agreement to merge. This transaction will be subject to significant review by the FCC and the Department of Justice as well as by many state PUCs. We cannot predict whether the merger will be approved, and if so, what conditions may be placed upon the parties. Consequently, we cannot predict the effect of the merger upon our business.

State Regulation

The Communications Act maintains the authority of individual states to impose their own regulation of rates, terms and conditions of intrastate services, so long as such regulation is not inconsistent with the requirements of federal law or has not been preempted. Because we provide communications services that originate and terminate within individual states, including both local service and in-state long distance toll calls, we are subject to the jurisdiction of the PUC and other regulators in each state in which we provide such services. For instance, we must obtain a Certificate of Public Convenience and Necessity, or CPCN, or similar authorization before we may commence the provision of communications services in a state. We have obtained CPCNs to provide facilities-based or resold competitive local and interexchange service in California, Arizona, Colorado, Idaho, Minnesota, Nevada, New Mexico, New York, Oregon, Utah and Washington. There can be no guarantee that we will receive authorizations we may seek in other states in the future. As our local service business expands, we may offer additional intrastate services and may become subject to additional state regulations.

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

Rates for intrastate switched access services, which we provide to long-distance companies to originate and terminate in-state toll calls, are subject to the jurisdiction of the state in which the call originated and/or terminated. Such regulation by states could have a material adverse affect on our revenues and business opportunities within that state. PUCs also regulate the rates RBOCs charge for interconnection, access to network elements, and resale of services by competitors. In response to the USTA II decision and the FCC’s ongoing TRO proceedings, some state commissions have continued proceedings to address issues affecting the rates, terms and conditions of intrastate services while other states suspended or terminated their proceedings. The states of Colorado, Minnesota and Arizona may initiate cost cases to reprice UNEs and to establish rates for wholesale services that are no longer required to be provided as UNEs under the FCC’s TRRO orders. Any such proceedings may affect the rates, terms, and conditions contained in our interconnection agreements or in other wholesale agreements with RBOCs. We cannot predict the outcome of these proceedings. The pricing, terms and conditions under which the RBOC in each of the states in which we currently operate offers such services may preclude or reduce our ability to offer a competitively viable and profitable product within these and other states on a going forward basis.

State regulators establish and enforce wholesale service quality standards that RBOCs must meet in providing network elements to CLECs like Eschelon. These plans sometimes require payments from the RBOCs to the CLECs if quality standards are not met. In 2005, the Minnesota Supreme Court ruled that the Minnesota Commission had the authority to establish wholesale service quality standards but that it did not have the legal authority to impose requirements that Qwest make payments to CLECs for Qwest’s failure to comply with those standards. This decision leaves the only payments in Minnesota from Qwest to CLECs for poor wholesale service quality those payments due under Qwest’s Minnesota PAP. The Minnesota PAP payments to Eschelon are less than they would have been under the Minnesota Commission’s plan. Qwest accordingly has less financial incentive to provide good wholesale service and the service quality we experience in Minnesota could decline. Qwest and other RBOCs are asking various other state commissions where we operate to modify the state wholesale quality plans in ways that would reduce or eliminate certain wholesale quality standards. The Colorado Commission has recently changed Qwest’s performance standards in that state and a proceeding has recently commenced in Nevada to change AT&T’s performance standards. Changes in performance standards could result in reduced payments and a diminution of the service quality we receive. We cannot predict how state commissions will respond to such requests, nor the ultimate impact of such decisions on the Company.

State governments and regulators may attempt to assert jurisdiction over the provision of intrastate IP communications services. Various state regulatory authorities already have initiated proceedings to examine the regulatory status of Internet telephony services. While most PUCs have not indicated an intention to impose traditional communications regulatory requirements on IP telephony, some PUCs have issued rulings that may be interpreted differently. For instance, a state court in Colorado has ruled that the use of the Internet to provide certain intrastate services does not exempt an entity from paying intrastate access charges. Prior to imposing regulatory burdens on VoIP providers, however, the Colorado PUC opened a docket to investigate whether it has jurisdiction to regulate VoIP services. Any such state proceedings will be affected by the FCC’s IP-Enabled Services rulemaking proceeding, in which the FCC is considering the extent to which conflicting state regulation of IP telephony is preempted.

State legislatures and state PUCs also regulate, to varying degrees, the terms and conditions upon which our competitors conduct their retail businesses. In general, state regulation of RBOC retail offerings is greater than the level of regulation applicable to CLECs. Qwest, AT&T and Verizon either have obtained or are actively seeking some level of increased pricing flexibility or deregulation, either through amendment of state law or through proceedings before state PUCs. Such increased pricing flexibility could have an adverse effect on our competitive position in those states because it could allow the RBOCs to reduce retail rates to customers while wholesale rates that we pay to Qwest stay the same or increase. We cannot predict whether these efforts will materially affect our business.

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

Available Information

Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished to the Securities Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our website (www.eschelon.com) as soon as reasonably practicable after we electronically file the material with, or furnish it to, the Securities Exchange Commission.

Item 1A.                Risk Factors.

Risks Related to Our Industry

The communications industry is subject to government regulation, and changes in current or future regulations could have a material adverse effect on our business, operating results and financial condition and restrict the manner in which we operate our business.   We are subject to varying degrees of federal, state and local regulation. Pursuant to the Communications Act, as amended, or the Telecommunications Act, the FCC exercises jurisdiction over us with respect to interstate and international services. We must comply with various federal regulations, such as the duty to contribute to universal service and other subsidies. Failure to comply with federal reporting and regulatory requirements may result in fines or other penalties, including loss of authority to provide services.

The FCC’s recent Triennial Review Order, or TRO, and its Triennial Review Remand Order, or TRRO, has reduced our ability to obtain unbundled network elements, or UNEs, and certain combinations of UNEs in several ways and have affected our operations. We may no longer purchase the unbundled network element platform, or UNE-P, for new customers and all UNE-P access terminates in March 2006. Because of this, we entered into a commercial agreement with Qwest and Verizon to purchase substitute UNE-P products at higher rates and have converted all of our UNE-P lines to these new products. We may also no longer be able to purchase DS1 UNE loops in four wire centers in the Qwest territory. In addition, we have only limited or no access to DS1 and DS3 transport on certain interoffice routes. Finally, we cannot purchase UNE transport between our switches and Qwest switches. In these instances where we lose access to UNEs, we must either find alternative suppliers or purchase substitute circuits from the RBOC as special access, which would increase our costs.

State regulatory commissions also exercise jurisdiction over us to the extent we provide intrastate services. We are required to obtain regulatory authorization and/or file tariffs with regulators in all of the states in which we operate. We have obtained the necessary certifications to provide service, but each commission retains the authority to revoke our certificate if that commission determines we have violated any condition of our certification or if it finds that doing so would be in the public interest. While we believe we are in compliance with regulatory requirements, our interpretation of our obligations may differ from those of regulatory authorities.

Both federal and state regulators require us to pay various fees and assessments, file periodic reports and comply with various rules regarding the contents of our bills, protection of subscriber privacy, service quality and similar consumer protection matters on an ongoing basis. If we fail to comply with these requirements, we may be subject to fines or potentially be asked to show cause as to why our certificate of authority to provide service should not be revoked.

The communications market in which we operate is highly competitive, and we may not be able to compete effectively against companies that have significantly greater resources than we do, which could cause us to lose customers and impede our ability to attract new customers.   The communications industry is highly competitive and is affected by the introduction of new services and systems by, and the market activities of, major industry participants. In each of our markets we compete principally with the RBOC serving that area. The recent mergers of SBC with AT&T and MCI, Inc. with Verizon may cause these risks to intensify. We have not achieved, and do not expect to achieve, a major share of the local access lines for any of the communications services and systems we offer. Current and potential large competitors in each market have the following advantages over us:

•       long-standing relationships and strong reputation with customers;

•       financial, technical, marketing, personnel and other resources substantially greater than ours;

•       more funds to deploy communications services and systems that compete with ours;

•       larger networks; and

•       benefits from existing regulations that favor the RBOCs.

We also face, and expect to continue to face, competition in our markets from other current and potential market entrants, including other competitive communications services providers, competitive local carriers, wireless carriers, resellers, competitive access providers, cable television companies, electric utility companies, microwave carriers and private networks built by large end users. Increasingly, we are subject to competition in the Internet services market from communications companies, online service providers, cable companies and Internet telephone and other IP-based service providers, such as 8 x 8, Inc., Net2Phone, Inc., pulver.com, Inc. and Vonage Holdings Corp. The Internet services providers are currently subject to substantially less regulation than competitive and traditional local telephone companies and are exempt from a number of taxes and regulatory charges that we are required to pay. In addition, the development of new technologies could give rise to significant new competitors in the local market.

In the long distance communications market, we face competition from large carriers such as AT&T, Verizon and Sprint, the RBOCs, wireless carriers, many smaller long distance carriers and IP-based service providers. Long distance prices have decreased substantially in recent years and are expected to continue to decline in the future as a result of increased competition. If this trend continues, we anticipate that revenue from our network services and other service offerings will likely be subject to significant price pressure, which could have a material adverse effect on our business, results of operations and financial condition.

Changes in current or future regulations in the local and long distance industries may hurt our business and results of operations and restrict the manner in which we operate our business.   If current or future regulations change, we cannot assure you that the FCC or state regulators will grant us any required regulatory authorization or refrain from taking action against us if we are found to have provided services without obtaining the necessary authorizations, or to have violated other requirements of their rules and orders. Delays in receiving required regulatory approvals or the enactment of new adverse regulation or regulatory requirements may slow our growth and have a material adverse effect upon our business, results of operations and financial condition. We cannot assure you that changes in current or future regulations adopted by the FCC or state regulators, or other legislative, administrative or judicial initiatives relating to the communications industry, would not be less favorable to competitive communications services providers and more favorable to RBOCs and thus have a material adverse effect on our business, results of operations and financial condition.

The communications industry faces significant regulatory uncertainties and the resolution of these uncertainties could hurt our business, results of operations and financial condition.   The Telecommunications Act requires, among other things, that RBOCs provide access to their networks to us; however, this act remains subject to judicial review and ongoing proceedings before the FCC and state regulators, including proceedings relating to interconnection pricing, access to and pricing for unbundled network elements and other issues that could result in significant changes to our business and business conditions in the communications industry generally. We must lease unbundled network elements from RBOCs at cost-based rates to serve our customers and to connect our telecommunications equipment. We provide our customers with telecommunications services through telephone lines or “loops” we lease from RBOCs. We pay RBOCs to maintain and repair these loops. We also purchase other unbundled network elements from RBOCs, such as transport between RBOC switches. Recent decisions by the FCC have eliminated or reduced our access to some unbundled network elements and increased the rates that we pay for such elements. This has required us to enter into commercial agreements with the RBOCs to obtain the elements at increased prices. Our business would be substantially impaired if the FCC, the courts, state commissions or the Congress eliminated our access to these elements or substantially increased the rates at which we pay for access. The TRRO, the most recent FCC order governing our access to network elements, is being appealed and judicial review could result in significant changes to the order. Other proceedings are underway that could potentially further limit our access to UNEs. The FCC has initiated a proceeding that may result in increasing the rates we pay for network elements. A number of states also have proceedings and legislative proposals pending to re-examine and possibly increase our network element rates. In addition, several important federal legislators have announced their intention to substantially revise the Communications Act. We cannot predict the outcome of these proceedings or the effects, if any, that these proposals may have on our business and operations. A brief summary of legal and regulatory developments is discussed in more detail in the section entitled “Regulation.”

The financial difficulties faced by others in our industry could adversely affect our public image and our financial results.   Many competitive communications services providers, long distance carriers and other communications providers have experienced substantial financial difficulties over the past few years. To the extent that carriers in financial difficulties purchase access services from us, we may not be paid in full or at all for services we have rendered. Further, the perception of instability of companies in our industry may diminish our ability to obtain further capital and may adversely affect the willingness of potential customers to purchase their communications services from us.

Risks Related to Acquisitions

We may not be able to successfully integrate acquired companies into our business.   During 2005, we completed the acquisition of ATI, which closed on December 31, 2004. While we believe that this acquisition was successfully integrated into the legacy Eschelon operation, there can be no assurance that we will be able to integrate and consolidate subsequent acquisitions into our ongoing business and operations according to management’s plan. As noted in Item 1. Business, Eschelon announced the signing of a definitive agreement to purchase OTI on January 27, 2006. While we believe that we have sufficient financial and management resources to complete the integration of OTI, there can be no assurance in this regard or that we will not experience difficulties with customers, personnel or others resulting from the integration. This process will require management, financial and other resources and may pose risks with respect to production, customer service and market share. It may also require regulatory approvals for some aspects which we cannot assure will be obtained. In addition, although we believe that the OTI acquisition will enhance our competitive position and business prospects, there can be no assurance that such benefits will be fully realized or that the integration of OTI into our business and operations will ultimately be successful.

As we adapt to the current telecom environment and begin to integrate OTI, we may be required to make operational changes, including consolidating certain operations, closing certain facilities, or amending or terminating existing contractual relationships, in order to improve our future profitability. However, there can be no assurance as to the cost required to effect those operational changes, their effectiveness, or the timing or amount of any cost savings that are actually realized as a result of such changes. Management is continuing to assess our overall organization and cost structures and may, as a result of this ongoing process, develop future initiatives to increase operating and administrative efficiency and enhance profitability. If we are unable to effectively and efficiently integrate OTI into our business and operations, our business, financial condition, results of operations and cash flows may suffer.

We will continue to look for opportunities that fit our acquisition filters, in terms of price, services and footprint. There can be no assurance that future acquisitions will be successfully integrated or will not result in significant disruption to on-going operations.

If we acquire another business, we may face difficulties, including:

•       integrating that business’ personnel, services, products or technologies into our operations;

•       retaining key personnel of the acquired business;

•       failing to adequately identify or assess liabilities of that business;

•       failure of that business to achieve the forecasts we used to determine the purchase price; and

•       diverting our management’s attention from the normal daily operation of our business.

These difficulties could disrupt our ongoing business and increase our expenses.

In addition, our ability to complete acquisitions will depend, in part, on our ability to finance the acquisitions, including the costs of acquisition and integration. Our ability may be constrained by our cash flow, the level of our indebtedness at the time, restrictive covenants in the agreements governing our indebtedness, conditions in the securities markets and other factors, many of which are not within our control. If we proceed with one or more acquisitions in which the consideration consists of cash, we may use a substantial portion of our available cash to complete the acquisitions. If we finance one or more acquisitions with the proceeds of indebtedness, our interest expense and debt service requirements could increase materially. The financial impact of acquisitions could materially affect our business and could cause substantial fluctuations in our quarterly and yearly operating results.

Risks Related to Our Business

We have a history of operating losses, and we may not be profitable in the future.   We have incurred significant operating and net losses in the past and expect to continue to incur losses in the future. For the year ended December 31, 2003, we had an operating loss of $16.1 million, a net loss of $17.2 million and an accumulated deficit of $125.2 million. For the year ended December 31, 2004, we had an operating loss of $5.6 million, net income of $1.1 million and an accumulated deficit of $124.1 million. The net income for the year ended December 31, 2004 was primarily the result of a gain on extinguishment of debt of $18.2 million. For the year ended December 31, 2005, we had an operating loss of $4.3 million, a net loss of $31.0 million and an accumulated deficit of $155.0 million. We cannot assure you that our revenues will continue to grow or that we will achieve profitability in the future.

If the RBOCs with whom we have interconnection agreements engage in anticompetitive practices, our business will be adversely affected.   Our business depends on our ability to interconnect with RBOC networks and to lease from them certain essential network elements. We obtain access to these network elements and services under terms established in interconnection agreements that we have entered into with Qwest, AT&T and Verizon. Like many competitive communications services providers, from time to time, we have experienced difficulties in working with the RBOCs with respect to obtaining information about network facilities, ordering network elements and services, interconnecting with RBOC networks and settling financial disputes. These difficulties can impair our ability to provide local service to customers on a timely and competitive basis. The Telecommunications Act of 1996, or the Telecommunications Act, required RBOCs to cooperate with competitive communication services providers and meet statutory requirements for opening their local markets to competition before they could receive permission to provide in-region long distance services. Now that each RBOC has met those requirements and received authorization to provide long distance services throughout its respective operating region, it may have less incentive to properly maintain the information, ordering and interconnection interfaces that we rely on and may otherwise fail to cooperate with us regarding service provisioning issues.

The RBOCs, including Qwest, AT&T and Verizon, have been fined by or have agreed to make voluntary payments in connection with consent decrees to both federal and state authorities for their failure to comply with the laws and regulations that support local competition. We believe these fines and payments may not substantially reduce the use of anticompetitive practices and illegal and anticompetitive activity may continue to occur in most of our markets. While we consistently undertake legal actions to oppose these anticompetitive actions and enforce our legal right of access to RBOC facilities, regulatory and judicial remedies frequently do not preclude further anticompetitive behavior and rarely compensate us for our damages and legal expenses. If an RBOC refuses to cooperate or otherwise fails to support our business needs in retaliation for our efforts to enforce our legal rights or for any other reason, including labor shortages, work stoppages, cost-cutting initiatives or disruption caused by mergers, other organizational changes or terrorist attacks, our ability to offer services on a timely and cost-effective basis will be materially and adversely affected.

Our ability to provide our services and systems at competitive prices is dependent on our ability to negotiate and enforce favorable interconnection agreements.   Our ability to continue to obtain favorable interconnection, unbundling, service provisioning and pricing terms, and the time and expense involved in negotiating interconnection agreements and amendments, can be adversely affected by ongoing legal and regulatory activity. All of our existing interconnection agreements provide either that a party is entitled to demand renegotiation of particular provisions or of the entire agreement based on intervening changes in law resulting from ongoing legal and regulatory activity, or that a change of law is immediately effective in the agreement and set out a dispute resolution process if the parties do not agree upon the change of law. The initial terms of all of our interconnection agreements with the RBOCs have expired; however, each agreement with Qwest and AT&T contains an “evergreen” provision that allows the agreement to continue in effect until a new agreement is in place. Our Verizon agreements are subject to termination on 60 day’s notice. If we were to receive a termination notice from Verizon, we could initiate an arbitration proceeding at the relevant state commission before the expiration of the notice period and our existing agreement would remain in effect until the commission approved a new agreement. We are in the process of renegotiating the terms of our interconnection agreements with Qwest, AT&T and Verizon. We cannot assure you that we will be able to successfully renegotiate the agreements on terms favorable to us. In addition to negotiation and arbitration, the Act gives us the right to opt into any other carrier’s interconnection agreement, provided the agreement is still in effect and provided that we adopt the entire agreement. Any limitation on our ability to colocate telecommunications equipment in RBOC central offices, or on the terms and conditions for interconnecting our network to the RBOCs’ networks, or on the availability of unbundled network elements, especially unbundled local loops or interoffice transmission facilities, resulting from our failure to negotiate favorable interconnection agreements or resulting from federal or state regulatory activity, could increase our costs and otherwise have a material adverse impact on our business, results of operations and financial condition.

The FCC has granted Qwest, AT&T, and Verizon significant flexibility in pricing interstate special access services. This pricing flexibility may result in RBOCs raising their prices. To the extent we are forced to purchase special access circuits because equivalent facilities are no longer available at cost-based rates as unbundled network elements under our interconnection agreements, our costs may significantly increase. We provide a more detailed discussion of current legal and regulatory developments affecting access charges and intercarrier compensation issues in the section entitled “Regulation.”

The regulation of access charges involves uncertainties, and the resolution of these uncertainties could adversely affect our business, results of operations and financial condition.   As a facilities-based competitive communications services provider, we earn access charges by connecting our voice services customers with long distance carriers such as AT&T, Verizon and Sprint Corp. When a network service voice customer of ours originates or receives a long distance call, we are entitled to compensation from these carriers for the cost we incur in originating or terminating the long distance call. In 2005, access charges accounted for $13.3 million, or 5.8% of our total revenue. We have tariffs filed with the FCC for interstate access services and with most states where we provide intrastate access services. Our rates can be higher than those charged by some larger local exchange carriers that have many more customers and, consequently, lower per-unit costs. In the past, we have experienced difficulty in collecting access fees due to us from some carriers. We cannot guarantee that we will be able to successfully resolve future rate disputes with all carriers. Future regulatory proceedings, both at the FCC and in individual states where we operate, could result in decreasing our access charges. Such reductions could have a material adverse effect on our business, results of operations and financial condition.

The FCC has commenced a proceeding to revise its compensation rules regarding carrier access charges. Because we receive payments from long distance carriers for the calls their customers make that access our network facilities, we will be affected by any changes to the FCC’s compensation rules. We cannot predict the impact that any such changes would have on our business.

Difficulties we may experience with the RBOCs and long distance providers over payment issues may hurt our financial performance.   We have experienced difficulties with receiving payments due to us for services that we provide to RBOCs and long distance service providers. These balances due to us can be material. We generally have been able to reach mutually acceptable settlements to collect overdue and disputed payments, but we cannot assure you that we will be able to do so in the future. If we are unable to continue to timely receive payments and to create settlement agreements with other carriers, our business, results of operations and financial condition may be materially adversely affected. In addition, certain of our interconnection agreements allow the RBOCs to decrease order processing, disconnect customers and increase our security deposit obligations for delinquent payments. For example, interconnection agreement provisions required by Qwest provide that, in addition to late payment charges, Qwest may discontinue order processing if we fail to pay within 30 days of the payment due date, disconnect customers if we fail to pay within 60 days after the payment due date, and require a deposit if we pay late three times during a 12 month period. The deposit may be up to the estimated total monthly charges for an average two-month period within the first three months from the date of delinquency. If an RBOC makes an enforceable demand for an increased security deposit, we could have less cash available for other expenses, which could have a material adverse effect on our business, results of operations and financial condition.

The level of our outstanding total debt may adversely affect our financial health and prevent us from fulfilling our financial obligations.   As of December 31, 2005, we had approximately $92.1 million of total indebtedness outstanding, excluding capital lease obligations. Our indebtedness could significantly affect our business and our ability to fulfill our financial obligations. For example, a high level of indebtedness could:

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

Our outstanding notes contain restrictive covenants that limit our operating flexibility.   The indenture governing our outstanding 8 3/8% senior second secured notes due 2010 contains covenants that, among other things, limit our ability to take specific actions, even if we believe them to be in our best interest. In addition, we may obtain a credit facility in the future which may include similar or additional covenants. These covenants may include restrictions on our ability to:

•       incur additional indebtedness;

•       pay dividends or distributions on, or redeem or repurchase, capital stock;

•       create liens with respect to our assets;

•       make investments, loans or advances;

•       prepay specified indebtedness;

•       enter into transactions with affiliates;

•       merge, consolidate, reorganize or sell our assets; and

•       engage in any business other than activities related or complementary to telecommunications, voice, data or video services.

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

If we choose to grow by expanding to new markets and/or by making acquisitions, we would face additional risks.   Although we believe cash resources on hand will be sufficient to fund our current operations, we may need to seek additional funding by issuing new debt or equity, if we choose to expand our geographic service area or to make acquisitions.

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

Rapid growth could place a significant strain on our management, operational, financial and information management systems and controls, personnel and other resources. We cannot assure you that we will successfully implement the operational and financial information management systems and controls that we anticipate would be necessary to support rapid growth and to manage a competitive business in an evolving industry. Any failure to implement and improve these systems and controls and to maintain our other resources at a pace consistent with industry changes and the growth of our business could cause customers to switch to other competitive service providers, which would have a material adverse effect on us.

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

Declining prices for communications services could reduce our revenue and profitability.   Prices for network services have decreased in recent years and are expected to continue to decline in the future. In addition, the long distance industry has historically experienced high customer churn, as customers frequently change their chosen long distance providers in response to lower rates or promotional incentives by competitors. This trend may continue.

We depend on a limited number of third party service providers for long distance and other services, and if any of these providers were to experience significant interruptions in its business operations, or were to otherwise cease to provide such services to us, our business could be materially and adversely affected.   We depend on a limited number of third party service providers for long distance, data and other services. If any of these third party providers were to experience significant interruptions in their business operations, terminate their agreements with us or fail to perform the services or meet the standards of quality required under the terms of our agreements with them, our ability to provide these services to our customers would be materially and adversely affected for a period of time that we cannot predict. If we have to migrate the provision of these services to an alternative provider, we cannot assure you that we would be able to timely locate alternative providers of such services, that we could migrate such services in a short period of time without significant customer disruption so as to avoid a material loss of customers or business, or that we could do so at economical rates. If we are unable to locate such alternative providers we may need to seek an alternative that could be costly and disrupt our service or we would lose our transport capacity.

The communications industry is undergoing rapid technological changes, and new technologies may be superior to the technologies we use. Our failure to anticipate and keep up with such changes could have a material adverse effect on our business, results of operations and financial condition.   The communications industry is subject to rapid and significant changes in technology and in customer requirements and preferences. If we fail to anticipate and keep up with such changes we could lose market share which could reduce our revenue. We have developed our business based, in part, on traditional telephone technology. Subsequent technological developments may reduce the competitiveness of our network and require expensive unanticipated upgrades or additional communications products that could be time consuming to integrate into our business and could cause us to lose customers and impede our ability to attract new customers.

We may be required to select one technology over another at a time when it might be impossible to predict with any certainty which technology will prove to be more economic, efficient or capable of attracting customers. In addition, even if we utilize new technologies, such as VoIP, we may not be able to implement them as effectively as other companies with more experience with those new technologies. Technological advancements and manufacturing economies of scale could make VoIP services delivered over the Internet cost effective to deploy and of sufficient quality to be acceptable to business customers.

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

•       lack of redundancy;

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

We will be required to report the effectiveness of the internal controls over financial reporting of our business in our annual report on Form 10-K for 2006.   Section 404 of the Sarbanes-Oxley Act of 2002 and the rules of the Securities and Exchange Commission promulgated thereunder require our annual reports to contain a report of management’s assessment of the effectiveness of internal controls over financial reporting and an attestation of our independent registered public accounting firm as to that management report. Our first management internal controls report, as well as our first auditor attestation of that report, will be required to be included commencing with our annual report on Form 10-K for 2006. The evaluation of our systems and the documentation of such systems that we will need to comply with Section 404 will be both costly and time-consuming. We have recently begun the work necessary to comply with Section 404 and cannot estimate at this time how long this process will take nor how much additional expense we will incur in completing the process. In addition, if we are unable to conclude that our internal controls over financial reporting is effective as of December 31, 2006 (or if our auditors are unable to attest that our management’s report are fairly stated or they are unable to express an opinion on our management’s assessment or on the effectiveness of the internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which could, in turn, have an adverse effect on our stock price.

Some of our employees are unionized, and we could face work disruptions due to strikes, slowdowns or other labor disputes.   A small percentage of our employees are members of the International Brotherhood of Electrical Workers. Although our management believes that our relationship with our union employees is good, we cannot promise that we will never experience a labor disruption. Such disruptions could occur in response to our actions but could also be due to the actions of other union employers. Significant labor disruptions could adversely affect our ability to provide acceptable levels of service to our customers, which could result in customer dissatisfaction and a loss of business.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We are headquartered in Minneapolis, Minnesota and conduct our principal operations in Minnesota, Washington, Oregon, Colorado, Arizona, Utah, Nevada and California.

We do not own any of our facilities. The table below lists our leased facilities as of February 28, 2006.

Location	Lease Expiration	Square Footage	Purpose
Minneapolis, MN	May 31, 2013	118,174	Main Office
Minneapolis, MN	April 15, 2009	17,342	Switch Facility/NOC
Minneapolis, MN	June 30, 2010	3,348	Data Switch Facility
Golden Valley, MN	February 28, 2012	33,246	Office/Warehouse
Phoenix, AZ	May 15, 2010	7,468	Switch Facility/Office
Phoenix, AZ	February 1, 2009	9,391	Office
Santa Rosa, CA	April 30, 2014	8,278	Switch Facility
Santa Rosa, CA	August 1, 2007	4,230	Office
Denver, CO	January 31, 2011	6,000	Switch Facility
Wheatridge, CO	November 30, 2006	18,514	Office/Warehouse
Greenwood Village, CO	January 31, 2009	3,965	Office
Reno, NV	July 31, 2006	1,443	Office
Reno, NV	June 1, 2011	6,053	Switch Facility/Office
Reno, NV	July 31, 2009	8,778	Switch Facility/Office
Portland, OR	December 31, 2009	7,028	Switch Facility
Portland, OR	June 30, 2008	15,033	Office/Warehouse
Salem, OR	April 30, 2009	7,997	Switch Facility/Office
Salem, OR	April 30, 2006(1)	13,695	Office
Salem, OR	July 31, 2007	5,000	Storage
Eugene, OR	December 31, 2006	1,950	Office
Salt Lake City, UT	January 31, 2010	18,669	Switch Facility/Office
Yakima, WA	September 30, 2014	5,750	Switch Facility/Office
Everett, WA	September 15, 2010	16,000	Switch Facility/Office
Seattle, WA	December 31, 2009	12,645	Switch Facility
Tukwila, WA	August 31, 2009	18,803	Office/Warehouse
Tacoma, WA	January 31, 2009	11,373	Switch Facility/Office

(1)          Will not be renewed.

We believe that the facilities used in our operations are suitable for their respective uses and adequate to meet our current needs. We continue to take steps to consolidate or downsize office and switch facilities where we have overlap as a result of the ATI acquisition and expect that process to be complete by April 30, 2006.

Item 3.                        Legal Proceedings.

In November of 2004, a former employee filed a suit against us in federal district court in Minnesota alleging that termination of her employment violated the federal Civil Rights Act and the Family Medical Leave Act (“FMLA”), claiming $225.0 thousand in damages. We are vigorously defending against these claims and have filed a summary judgment motion as to all claims.  We cannot predict the outcome of the lawsuit.

The 8th Circuit Court of Appeals has denied Qwest’s appeal of the Federal District Court’s Order upholding the Minnesota PUC’s UNE Cost Order. This means that the rates set by the Minnesota

Commission for UNEs will remain in place unless and until the matter is overturned by the U.S. Supreme Court or new rates are set by the Commission.

The Minnesota Department of Commerce filed a complaint with the Minnesota PUC concerning agreements that CLECs, including us, have with certain interexchange carriers for pricing access services. They asserted that the agreements are unlawfully discriminatory and are required to be filed. The matter has been settled and new access rates were filed with the Minnesota PUC.

A lawsuit is pending against us and others by a former customer in Utah state court. The suit alleges damages of $1.0 million regarding alleged improper assignment of an “800” number. We are vigorously defending this claim and believe it to be without merit, but we cannot predict the outcome of the lawsuit. The discovery phase and period for making dispositive motions in the case have concluded. We anticipate that the court will dismiss the case due to the plaintiff’s failure to pursue it.

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

On June 21, 2005, we settled the lawsuit brought against us by Global Crossing. The parties agreed to release each other from all claims related to the dispute and to amend their agreement. The settlement agreement provided for us to pay Global Crossing $5.0 million and for Global Crossing to credit our future bills for approximately $564 thousand over the following six months.

Under the terms of the Global Crossing settlement, the Carrier Services Agreement between the parties, which had provided that Global Crossing was our exclusive provider of voice and data services, subject to certain exceptions, and that we had a purchase commitment of $100.0 million, was amended to shorten the term of the agreement to July 1, 2006, to eliminate the exclusivity, purchase commitment and shortfall provisions and to provide that Global Crossing will be our preferred provider for Internet transit and long haul data private line needs.

We cannot predict the outcome of any of these proceedings or their effect on our business. We are party from time to time to other ordinary course disputes that we do not believe to be material.

Item 4.                        Submission of Matters to a Vote of Security Holders.

None.

Part II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

On August 2, 2005, we completed a 0.0738-for-one reverse stock split affecting all outstanding shares of common stock.

We consummated an initial public offering of our common stock on August 9, 2005. Our common stock trades on the NASDAQ National Market under the symbol “ESCH”.

The high and low prices during the two quarters since trading began are as follows:

	High	Low
2005
Third quarter	14.14	11.63
Fourth quarter	14.25	11.50

On February 28, 2006, there were 190 holders of record of our common stock. See Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, for a discussion of the ownership of our company. We have not declared any cash dividends on our common stock and do not intend to pay cash dividends for the foreseeable future. Our outstanding notes restrict our ability to pay dividends on our capital stock.

Upon the exercise of options, 78,457 common shares were issued in 2005. The proceeds were used for general corporate purposes. In March 2005, 8,856 restricted common shares, valued at $2.71 per share, were issued to a member of our Board of Directors as compensation for service on our Board of Directors. In July 2005, 494 restricted common shares, valued at $6.77 per share, were issued to a former member of our Board of Directors as compensation for 494 shares of unvested restricted common stock that was forfeited when membership on our Board of Directors ended. These transactions were exempt under Rule 701 of Section 4(2) of the Securities Act.

As a result of the initial public offering of common stock on August 9, 2005, all of our then-outstanding shares of convertible preferred stock and accumulated dividends were automatically converted to common stock.

On September 15, 2005, we redeemed $50.630 million accreted value ($57.750 million principal amount) of our 8 3/8% senior second secured notes due March 15, 2010 at a redemption price of 112% of the accreted value. Proceeds from the initial public offering of common stock were used to redeem the notes.

Item 6.                        Selected Financial Data.

The following tables set forth our selected consolidated financial and other data for the periods indicated. The selected consolidated financial data as of December 31, 2004 and 2005 and for the years ended December 31, 2003, 2004 and 2005 have been derived from the audited consolidated financial statements and notes to consolidated financial statements included elsewhere in this report. The selected consolidated financial data as of December 31, 2001, 2002 and 2003 and for the years ended December 31, 2001 and 2002 were derived from the audited consolidated financial statements and notes to consolidated financial statements not included herein. The following financial information is qualified by reference to and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes to consolidated financial statements included elsewhere in this report. Results for 2004 exclude the results of ATI except for the Balance Sheet Data. All dollar amounts are in thousands of dollars, except per share amounts.

	Year Ended December 31,
	2001	2002	2003	2004	2005
Statements of operations data:
Revenue:
Network services	$72,773	$96,209	$115,482	$131,780	$201,835
BTS	25,837	25,659	25,614	26,316	25,908
Total revenue	98,610	121,868	141,096	158,096	227,743
Cost of revenue:
Network services	40,320	39,493	45,037	47,354	85,914
BTS	16,190	16,053	15,784	15,979	16,139
Total cost of revenue	56,510	55,546	60,821	63,333	102,053
Gross profit:
Network services	32,453	56,716	70,445	84,426	115,921
BTS	9,647	9,606	9,830	10,337	9,769
Total gross profit	42,100	66,322	80,275	94,763	125,690
Operating expenses:
Sales, general and administrative	55,960	68,920	66,252	69,255	90,310
Depreciation and amortization	28,307	25,261	30,099	31,105	39,653
Total operating expenses	84,267	94,181	96,351	100,360	129,963
Operating loss	(42,167)	(27,859)	(16,076)	(5,597)	(4,273)
Other income (expense)(1)	(11,535)	48,052	(1,102)	6,712	(27,369)
Income (loss) before income taxes(1)	(53,702)	20,193	(17,178)	1,115	(31,642)
Income taxes	(14)	(50)	(28)	(4)	(4)
Net income (loss) from continuing operations(1)	(53,716)	20,143	(17,206)	1,111	(31,646)
Income from discontinued operation, net of tax	—	—	—	—	329
Gain on sale of discontinued operation, net of tax	—	—	—	—	326
Net income (loss)(1)	(53,716)	20,143	(17,206)	1,111	(30,991)
Less preferred stock dividends and premium paid on repurchase of preferred stock(2)	(9,890)	(2,701)	(3,426)	(4,292)	—
Net income (loss) applicable to common stockholders	$(63,606)	$17,442	$(20,632)	$(3,181)	$(30,991)

	Year Ended December 31,
	2001	2002	2003	2004	2005
Statements of operations data (continued):
Basic income (loss) per common share:
Income (loss) from continuing operations	$(538.57)	$147.68	$(70.59)	$(11.11)	$(5.32)
Income from discontinued operations	—	—	—	—	0.11
Net income (loss)	$(538.57)	$147.68	$(70.59)	$(11.11)	$(5.21)
Diluted income (loss) per common share:
Income (loss) from continuing operations	$(538.57)	$5.83	$(70.59)	$(11.11)	$(5.32)
Income from discontinued operations	—	—	—	—	0.11
Net income (loss)	$(538.57)	$5.83	$(70.59)	$(11.11)	$(5.21)
Other financial data:
Capital expenditures(3)	$38,684	$23,175	$26,466	$30,771	$35,905
Cash flows provided by (used in) operating activities	(37,116)	(2,888)	16,688	25,393	14,754
Cash flows provided by (used in) investing activities	(36,468)	(23,020)	(25,008)	(78,334)	(30,967)
Cash flows provided by (used in) financing activities	30,471	31,593	(2,807)	70,770	15,570

	As of and for the Year Ended December 31,
	2001	2002	2003	2004	2005
Operating data:
Voice access lines in service(4)	98,922	133,908	156,165	173,492	270,662
Data access lines in service(4)	12,217	24,657	50,256	76,861	144,790
Total access lines in service(4)	111,139	158,565	206,421	250,353	415,452
Markets in operation	12	12	12	12	19
Percent of new access lines installed on-net	61%	77%	87%	92%	97%
Percent of total access lines on-net	50%	63%	74%	81%	86%
Average monthly churn(5)	2.01%	1.87%	1.60%	1.48%	1.34%
Total full-time equivalent employees	934	918	888	924	1,118
Quota-carrying network services sales people	176	164	139	167	204
Quota-carrying BTS sales people	47	35	36	33	39
Total quota-carrying sales people	223	199	175	200	243

	As of December 31,
	2001	2002	2003	2004	2005
Balance sheet data:
Cash, cash equivalents, restricted cash and available-for-sale securities	$14,048	$19,733	$8,606	$33,351	$31,818
Property and equipment, net	95,719	91,296	86,777	102,849	126,452
Total assets	170,370	169,133	153,721	237,119	231,546
Total debt, including current portion	140,321	88,625	87,822	142,231	97,519
Net debt(6)	126,273	68,892	79,216	108,880	65,701
Total stockholders’ equity (deficit)	3,332	15,542	(5,071)	(8,180)	92,253

(1)          In June 2002, we entered into a negotiated debt restructuring, which included the reduction of outstanding debt under our senior secured credit facility from $139,293 to $57,062. In the restructuring, certain lenders with outstanding principal and interest due of $65,778 chose to receive $12,229 in cash to cancel all liabilities, as a result of which we recorded a pre-tax gain of $53,549. In accordance with SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings, a portion of the reduction in the amount outstanding could not be immediately recognized as a gain, but instead would be recognized as a reduction to interest expense over the term of the new credit facility. As of December 31, 2003, $21,871 of excess carrying value had yet to be recognized as a reduction in interest expense. In March 2004, we paid off our senior secured credit facility, which resulted in a pretax gain of $18,195, for the remaining excess carrying value as of the payoff date.

In September 2005, we redeemed $50,630 accreted value ($57,750 principal amount) of our 8 3/8% senior second secured notes due March 15, 2010 at a redemption price of 112% of the accreted value. The $6,076 accreted-value premium was recorded as interest expense. In addition, we wrote off a proportionate amount of the associated debt issuance costs and recorded $2,579 as interest expense.

(2)          In December 2004, in connection with our acquisition of ATI, we repurchased 6,780,541 shares of our series A convertible preferred stock for $5,085.

(3)          Capital expenditures are the sum total of purchases of property and equipment including equipment purchased under a capital lease, cash paid for customer installation costs and internal capitalized labor.

(4)          Each access line and access line equivalent is equal to one 64-kilobit customer line that is active and being billed. Unused capacity on T1 circuits is not included in our line count.

(5)          Average monthly churn is the total access line service disconnections for the month as a percentage of total access lines in service at the end of the month.

(6)          Net debt consists of total debt less cash, cash equivalents, restricted cash and available-for-sale securities.

Selected Quarterly Financial Data (Unaudited. In thousands, except per share information)

	2005
	For the Three Months Ended
	March 31	June 30	September 30	December 31	Total Year
Total revenue	$54,533	$56,921	$57,912	$58,377	$227,743
Total gross profit	30,902	27,829	33,118	33,841	125,690
Income (loss) before income taxes(1)	(4,768)	(8,754)	(12,913)	(5,207)	(31,642)
Net income (loss)(1)	(4,768)	(8,643)	(12,453)	(5,127)	(30,991)
Net income (loss) per share—basic and diluted	(18.70)	(26.32)	(1.49)	(0.35)	(5.21)

	2004
	For the Three Months Ended
	March 31	June 30	September 30	December 31	Total Year
Total revenue	$38,196	$39,151	$40,562	$40,187	$158,096
Total gross profit	22,768	23,741	24,521	23,733	94,763
Income (loss) before income taxes(1)	14,283	(3,377)	(4,325)	(5,466)	1,115
Net income (loss)(1)	14,283	(3,377)	(4,329)	(5,466)	1,111
Net income (loss) per share—basic	50.13	(14.74)	(17.62)	(21.14)	(11.11)
Net income (loss) per share—diluted	2.57	(14.74)	(17.62)	(21.14)	(11.11)

(1)          In June 2002, we entered into a negotiated debt restructuring, which included the reduction of outstanding debt under our senior secured credit facility from $139,293 to $57,062. In the restructuring, certain lenders with outstanding principal and interest due of $65,778 chose to receive $12,229 in cash to cancel all liabilities, as a result of which we recorded a pre-tax gain of $53,549. In accordance with SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings, a portion of the reduction in the amount outstanding could not be immediately recognized as a gain, but instead would be recognized as a reduction to interest expense over the term of the new credit facility. As of December 31, 2003, $21,871 of excess carrying value had yet to be recognized as a reduction in interest expense. In March 2004, we paid off our senior secured credit facility, which resulted in a pretax gain of $18,195, for the remaining excess carrying value as of the payoff date.

In September 2005, we redeemed $50,630 accreted value ($57,750 principal amount) of our 8 3/8% senior second secured notes due March 15, 2010 at a redemption price of 112% of the accreted value. The $6,076 accreted-value premium was recorded as interest expense. In addition, we wrote off a proportionate amount of the associated debt issuance costs and recorded $2,579 as interest expense.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the “Selected Financial Data” and the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere in this annual report. Certain information contained in the discussion and analysis set forth below and elsewhere in this annual report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risk and uncertainties. In evaluating such statements, you should specifically consider the various factors identified in this annual report that could cause results to differ materially from those expressed in such forward-looking statements, including matters set forth in the section entitled “Risk Factors.”

Overview

We are a leading facilities-based provider of integrated voice and data services and business telephone systems in 19 markets in the western United States. As a facilities-based competitive communications services provider, we provide services to our customers primarily through our own network of telecommunications switches and related equipment and primarily leased telecommunications lines, or transport. We target the small and medium-sized business segment and currently serve over 50,000 customers, primarily within the local service territory of Qwest.

Early in our development, we expanded into new markets generally through acquisitions of companies that we augmented with our network services capabilities. We were founded in 1996 and shortly thereafter, we merged with Cady Communications, a business telephone systems company based in Minnesota, and began offering local and long distance voice services. In 1997 and 1998, we acquired three additional business telephone systems companies and launched voice services in five additional markets, including Denver, Phoenix, Portland, Salt Lake City and Seattle. In December 1999, we activated our first switch. In January 2000, we acquired an Internet service provider and began providing advanced data services. In March 2000 we began providing voice and data services over our network, which began our transition to a facilities-based competitive communications services provider. In January 2001, we acquired a business telephone systems company in Salt Lake City. On December 31, 2004, we consummated our eighth acquisition, ATI, whereby we enhanced our presence in Washington, Oregon and Nevada and entered California.

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

The telecommunications industry is highly competitive. We believe we compete principally by offering superior customer service, accurate billing, a broad set of services and systems and competitive pricing. We compete with the RBOCs, other competitive communications services providers, and long distance and data service providers. While wireless providers are competing with us, we do not believe they are a competitive threat in the market nor are they likely to be in the near future, because of the different service standards that business customers require.

Key Components of Results of Operations

Revenue.   Network services revenue consists primarily of local dial tone, switched access lines, long distance, access charges, and data service. Revenue from local telephone service consists of charges for basic local service, including dedicated T1 access, and custom-calling features such as call waiting and call forwarding. Revenue from long distance service consists of per-minute-of-use charges for a full range of traditional switched and dedicated long distance, toll-free calling, international, calling card and operator services. Carrier access revenue consists primarily of usage charges that we bill long distance carriers to originate and terminate calls to and from our customers. In addition, in some of our markets we currently charge other local exchange carriers and wireless carriers usage charges to originate and terminate local and wireless calls to and from certain customers (otherwise known as reciprocal compensation). Revenue from data services consists primarily of monthly usage fees for Internet access services. We typically commit our customers to contracts ranging from one to three years and provide discounts for longer terms. Network services revenue comprised 88.6% of our total revenue for the year ended December 31, 2005, and represents a predominantly recurring revenue stream.

Monthly recurring network services revenue is recognized in the month the services are used. In the case of local service revenue, monthly recurring local services charges are billed in advance but accrued for and recognized on a prorated basis based on length of service in any given month. Non-recurring revenues associated with line installations are recognized over the average life of the customers. Long distance and access charges are billed in arrears but accrued based on monthly average usage. Prior to 2005, we had not historically received any revenues from reciprocal compensation due to our bill-and-keep arrangement with Qwest. With the acquisition of ATI, which was not under a bill-and-keep arrangement with the RBOCs, and our recent negotiated reciprocal compensation agreements with a few wireless carriers, we recorded approximately $0.5 million of reciprocal compensation revenue in 2005. We do not have any wholesale revenue other than access revenue and this reciprocal compensation mentioned above.

Business telephone systems revenue consists of revenue from the sale of telephone equipment and the servicing of telephone equipment systems. Telephone equipment revenue is recognized upon delivery, completion of the installation and acceptance by the customer. Business telephone service revenue is recognized upon completion of service or, in the case of maintenance agreements, is spread equally over the life of the maintenance contract, which typically ranges from one to two years.

Cost of revenue.   Our network services cost of revenue consists primarily of the cost of operating our network facilities. The network components for our facilities-based business include the cost of:

•       leasing local loops and digital T1 lines which connect our customers to our network;

•       leasing high capacity digital lines that connect our switching equipment to our colocations;

•       leasing high capacity digital lines that interconnect our network with the RBOCs;

•       leasing space, power and terminal connections in the RBOC central offices for colocating our equipment;

•       signaling system network connectivity;

•       leasing our ATM long-haul Internet backbone network; and

•       Internet transit and peering, which is the cost of delivering Internet traffic from our customers to the public Internet.

The costs to lease local loops, digital T1 lines and high capacity digital interoffice transport facilities from the RBOCs varies by carrier and by state and are regulated under federal and state laws. In virtually all areas, we lease local loops, T1 lines and interoffice transport capacity from the RBOCs. We lease interoffice facilities from carriers other than the RBOCs where possible in order to lower costs and improve network redundancy; however, in most cases, the RBOCs are our only source for local loops and T1 lines. Historically we purchased, on a wholesale or negotiated basis, unbundled network elements platform, or UNE-P, from Qwest, AT&T and Verizon, and customized network element packages, or UNE-E, from Qwest. We also purchase, on a wholesale or negotiated basis, Centrex services, which are services for the portion of the public telephone switch that is dedicated to a customer, from AT&T. The rates for UNE-P and Centrex were regulated and established by the various state corporation or utility commissions. We entered into agreements with Qwest and Verizon for UNE-P replacement products in 2005. As of December 31, 2005, we had approximately 50,000 access lines in service that were formerly categorized as UNE-P access lines and are now provided under commercial agreements. The Qwest UNE-E agreement was terminated with the adoption of Qwest’s commercial UNE-P replacement product, QPP, and all Qwest UNE-E lines were moved to QPP on January 1, 2005. We believe we will incur higher costs in 2006 to obtain access to certain elements of telecommunications platforms as a result of the Triennial Review Remand Order.

Our network services cost of revenue also includes the fees we pay for long distance, data and other services. We have entered into long-term wholesale purchasing agreements for these services. Some of the agreements contain significant termination penalties and/or minimum usage volume commitments. In the event we fail to meet minimum volume commitments, we may be obligated to pay underutilization charges. We do not anticipate having to pay any underutilization charges in the foreseeable future.

We carefully review all of our vendor invoices and frequently dispute inaccurate or inappropriate charges. In cases where we dispute certain charges, we frequently pay only undisputed amounts on vendor invoices in order to pay proper amounts owed. Our single largest vendor is Qwest. We use estimates to determine the level of success in dispute resolution and consider past historical experience, basis of dispute, financial status and current relationship with vendors and aging of prior disputes in quantifying our estimates.

We account for all of our network depreciation in depreciation and amortization expense and do not have any depreciation expense in cost of revenue.

Our most significant business telephone systems costs of revenue are the equipment purchased from manufacturers and labor for service installation. To take advantage of volume purchase discounts, we purchase equipment primarily from three manufacturers pursuant to master purchase agreements we have with these manufacturers. For all business telephone systems installations, our policy is to require a 30% deposit before ordering the equipment so our risk of excess inventory or inventory obsolescence is low. Business telephone systems cost of revenue also includes salaries and benefits of field technicians as well as vehicle and incidental expenses associated with equipment installation, maintenance and service provisioning.

Sales, General and Administrative.   Sales, general and administrative expenses are comprised primarily of salaries and benefits, bonuses, commissions, occupancy costs, sales and marketing expenses, bad debt, billing and professional services.

Determining our allowance for doubtful accounts receivable requires significant estimates. We consider two primary factors in determining the proper level of the allowance, including historical collections experience and the aging of the accounts receivable portfolio. We perform a credit review process on each new customer that involves reviewing the customer’s current service provider bill and payment history, matching customers with the National Telecommunications Data Exchange database for delinquent customers and, in some cases, requesting credit reviews through Dun and Bradstreet. For 2003, 2004 and 2005, our bad debt expense as a percentage of revenue was 0.4%, 0.5%, and 0.5%, respectively.

Depreciation and Amortization.   Our depreciation and amortization expense currently includes depreciation for network related voice and data equipment, back office systems, furniture, fixtures, leasehold improvements, office equipment and computers. All internal costs directly related to the expansion of our network and operating and support systems, including salaries of certain employees, are capitalized and depreciated over the lives of the switches or systems, as the case may be. Capitalized customer installation costs are amortized over the approximate average life of a customer, which is currently 48 months. Detailed time studies are used to determine labor capitalization. These time studies are based on employee time sheets for those engaged in capitalizable activities.

Results of Operations

The following tables set forth financial data as a percentage of total revenue for the years ended December 31, 2003, 2004 and 2005.

	Year Ended December 31,
	2003	2004	2005
Consolidated financial data:
Revenue:
Network services	81.8%	83.4%	88.6%
BTS	18.2%	16.6%	11.4%
Total revenue	100.0%	100.0%	100.0%
Cost of revenue	43.1%	40.1%	44.8%
Total gross profit	56.9%	59.9%	55.2%
Operating expenses:
Sales, general and administrative	47.0%	43.8%	39.7%
Depreciation and amortization	21.3%	19.7%	17.4%
Total operating expenses	68.3%	63.5%	57.1%
Operating loss	(11.4)%	(3.6)%	(1.9)%
Net income (loss)	(12.2)%	0.7%	(13.6)%
Net income (loss) applicable to common stockholders	(14.6)%	(2.0)%	(13.6)%

The following table sets forth the cost of revenue and the gross profit as percentages of the related revenue for the periods indicated.

	Year Ended December 31,
	2003	2004	2005
Cost of network services revenue	39.0%	35.9%	42.6%
Cost of BTS revenue	61.6%	60.7%	62.3%
Gross profit from network services revenue	61.0%	64.1%	57.4%
Gross profit from BTS revenue	38.4%	39.3%	37.7%

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenue.   Revenue for the years ended December 31, 2004 and 2005 is as follows:

	Year Ended December 31,
	2004	2005	% Change
Revenue (in millions):
Voice and data services	$98.4	$153.9	56.6%
Long distance	21.2	34.6	63.0
Access	12.2	13.3	8.8
Total network services	131.8	201.8	53.2
BTS	26.3	25.9	(1.6)
Total revenue	$158.1	$227.7	44.1%

Network Services.   Network services revenue was $201.8 million for the year ended December 31, 2005, an increase of 53.2% from $131.8 million for the year ended December 31, 2004. The increase in revenue is primarily due to the inclusion of ATI, which was acquired on December 31, 2004, and, to a lesser extent, an increase in the average number of voice and data access lines in service. Over the past 12 months the number of voice lines increased by 56.0% to 270,662 lines at December 31, 2005, and the number of data lines increased by 88.4% to 144,790 lines at December 31, 2005. The growth in revenue associated with access line growth was partially offset by declines in pre-subscribed interexchange carrier charge (PICC) revenue, access revenue per minute of use and a decline in data revenue per line. The decline in PICC revenue was related to our dispute with Global Crossing, which was resolved in June 2005. As a result of that dispute, we did not record approximately $0.3 million per month of PICC revenue beginning in November of 2004. Access revenue per minute of use declined as a result of the scheduled FCC reduction of interstate rate levels in June 2004. Data revenue per line declined due to a combination of customers purchasing more bandwidth at discounted prices and general pricing pressures for data services in our markets. We expect all of the above trends in PICC revenue, access revenue and data revenue per line to continue for the foreseeable future. We expect a 10-15 basis point increase in customer line churn in the first quarter of 2006 related to the ATI system integration work in addition to normal seasonality that we typically see between the fourth and first quarters of each year. This increase will most likely negatively impact our line growth in the first quarter by one to two thousand lines. However, we believe any increase in customer line churn will be temporary in nature based on current customer service statistics. We expect to return to historical churn levels in the second quarter of 2006.

As we continue to grow, our size and customer line churn will begin to limit our access line growth rate on both an absolute and a percentage basis unless we increase our sales force and extend our network footprint.

BTS.   BTS revenue was $25.9 million for the year ended December 31, 2005, a decrease of 1.6% from $26.3 million for the year ended December 31, 2004 due to a one-time revenue adjustment of $0.5 million made in 2005. We cannot predict future trends in capital spending by small and medium-sized business customers.

Cost of Revenue.   Cost of revenue for the years ended December 31, 2004 and 2005 is as follows:

	Year Ended December 31,
	2004	2005	% Change
Cost of revenue (in millions):
Network services	$47.3	$85.9	81.4%
BTS	16.0	16.1	1.0
Total cost of revenue	$63.3	$102.0	61.1%

Network Services.   Network services cost of revenue was $85.9 million for the year ended December 31, 2005, an increase of 81.4% from $47.3 million for the year ended December 31, 2004. This increase is primarily due to the inclusion of ATI, which was acquired on December 31, 2004, and recording approximately $4.7 million in costs related to the settlement with Global Crossing in June 2005. As a percentage of related revenue, network services cost of revenue for 2005 increased to 42.6% from 35.9% for 2004. This increase was primarily due to the Global Crossing settlement impact and the inclusion of ATI.

BTS.   BTS cost of revenue was $16.0 million and $16.1 million for the years ended December 31, 2004 and 2005, respectively. As a percentage of related revenue, BTS cost of revenue for the year ended December 31, 2005 increased to 62.3% from 60.7% for the year ended December 31, 2004, primarily due to the one-time revenue adjustment discussed above. We do not expect future improvements in BTS cost of revenue as a percentage of related revenue unless we are able to significantly increase BTS revenue and therefore achieve greater volume discounts or economies of scale in our workforce.

Gross Profit.   Gross profit for the years ended December 31, 2004 and 2005 is as follows:

	Year Ended December 31,
	2004	2005	% Change
Gross profit (in millions):
Network services	$84.5	$115.9	37.3%
BTS	10.3	9.8	(5.5)
Total gross profit	$94.8	$125.7	32.6%

The increase in gross profit for the year ended December 31, 2005 from 2004 is due to the increase in revenue described above.

Sales, General and Administrative.   Sales, general and administrative expenses were $90.3 million for the year ended December 31, 2005, an increase of 30.4% from $69.3 million for the year ended December 31, 2004. The increase is primarily due to the inclusion of ATI, including $0.6 million of expenses related to integrating ATI’s operation into ours. As a percentage of revenue, sales, general and administrative expenses for the year ended December 31, 2005 declined to 39.7% from 43.8% for the year ended December 31, 2004 due to the improved efficiency of our existing operations resulting from our fixed cost structure supporting a higher level of revenue.

Depreciation and Amortization.   Depreciation and amortization expense was $39.7 million for the year ended December 31, 2005, an increase of 27.5% from $31.1 million for the year ended December 31, 2004. This increase was primarily due to the inclusion of ATI and, to a lesser extent, our network growth and associated capital expenditures. As a result of finalizing our purchase price allocation for ATI, we recorded a one-time $4.3 million adjustment to depreciation and amortization in the fourth quarter of 2005. As a percentage of revenue, depreciation and amortization decreased to 17.4% for the year ended December 31, 2005 from 19.7% for the year ended December 31, 2004.

Interest.   Interest expense was $28.1 million for the year ended December 31, 2005, an increase of 145.6% from $11.5 million for the year ended December 31, 2004. In September 2005, we redeemed $50.6 million accreted value ($57.8 million principal amount) of our 8 3/8% senior second secured notes due 2010 at a redemption price of 112% of the accreted value. The $6.1 million accreted-value premium was recorded as interest expense. In addition, we wrote off a proportionate amount of the associated debt issuance costs and recorded $2.6 million as interest expense. The remaining increase is primarily the result of a full year of interest expense on a higher outstanding note balance.

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

Net Income (Loss).   Net loss for the year ended December 31, 2005 was $31.0 million compared to net income for the year ended December 31, 2004 of $1.1 million. In 2004, we recorded an $18.2 million gain on extinguishment of debt, whereas in 2005 we recorded both a debt charge-off of $8.7 million and additional depreciation and amortization expense of $4.3 million as mentioned previously.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenue.   Revenue for the years ended December 31, 2003 and 2004 is as follows:

	Year Ended December 31,
	2003	2004	% Change
Revenue (in millions):
Voice and data services	$84.7	$98.4	16.1%
Long distance	18.7	21.2	13.7
Access	12.1	12.2	0.8
Total network services	115.5	131.8	14.1
BTS	25.6	26.3	2.7
Total revenue	$141.1	$158.1	12.0%

Network Services.   Network services revenue was $131.8 million for the year ended December 31, 2004, an increase of 14.1% from $115.5 million for the year ended December 31, 2003. The increase in revenue was primarily due to an increase in the average number of voice and data access lines in service. From 2003, the number of voice lines increased by 11.1% to 173,492 lines at December 31, 2004, and the number of data lines increased by 52.9% to 76,861 lines at December 31, 2004. The growth in access lines was partially offset by declines in PICC revenue, access revenue per minute of use and a decline in data revenue per line. The decline in PICC revenue was related to our dispute with Global Crossing. As a result of that dispute, we elected not to record approximately $0.3 million per month of PICC revenue beginning in November of 2004. Access revenue per minute of use declined as a result of the scheduled FCC reduction of interstate rate levels. Data revenue per line declined due to a combination of customers purchasing more bandwidth at discounted prices and general pricing pressures for data services in our markets.

BTS.   BTS revenue was $26.3 million for the year ended December 31, 2004, an increase of 2.7% from $25.6 million for the year ended December 31, 2003 due to a higher level of new system sales in 2004.

Cost of Revenue.   Cost of revenue for the years ended December 31, 2003 and 2004 is as follows:

	Year Ended December 31,
	2003	2004	% Change
Cost of revenue (in millions):
Network services	$45.0	$47.3	5.1%
BTS	15.8	16.0	1.2
Total cost of revenue	$60.8	$63.3	4.1%

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

Gross Profit.   Gross profit for the years ended December 31, 2003 and 2004 is as follows:

	Year Ended December 31,
	2003	2004	% Change
Gross profit (in millions):
Network services	$70.5	$84.5	19.8%
BTS	9.8	10.3	5.1
Total gross profit	$80.3	$94.8	18.0%

The increase in gross profit for the year ended December 31, 2004 from 2003 is due to the increase in revenue described above.

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

Cash and Cash Equivalents; Available-for-Sale Securities.   Cash and cash equivalents was $26.1 million at December 31, 2005, which is a decrease of $0.3 million from December 31, 2004. In 2004, we began investing in available-for-sale securities. The balance at December 31, 2004 and 2005 was $6.2 million and $4.8 million, respectively and in each case represents investments in municipal and United States government debt securities with maturities of more than three months but less than one year. The securities represent additional liquidity for us.

Financings.   In March 2004, we completed an offering of $100.0 million of 8 3/8% senior second secured notes due 2010 at a discount resulting in gross proceeds of $84.8 million. We used the proceeds from our offering to retire bank debt, pay fees related to the offering and provide additional liquidity to our company. After repayment of our senior secured bank facility and fees related to the issuance of the notes, we received incremental cash of approximately $13.2 million. In November 2004, we completed our offering of $65.0 million of 8 3/8% senior second secured notes due 2010 at a discount resulting in gross proceeds of $51.4 million. On December 30, 2004, our equity sponsors purchased 20.0 million shares of new convertible preferred stock for net cash proceeds of $15.0 million. We used the proceeds from our offerings to complete our acquisition of ATI for $45.5 million, to redeem 6,780,541 shares of our Series A convertible preferred stock for $5.1 million and to pay fees related to the notes offering. On August 9, 2005, we consummated an initial public offering of 5,357,143 of our common stock at $14.00 per share. Net proceeds from the offering, after deducting underwriting discounts and commissions, were $69.8 million. Proceeds were used to redeem $50.6 million accreted value ($57.8 million principal amount) of our 8 3/8% senior second secured notes due 2010; to pay a $6.1 million premium due upon redemption of the notes; and to pay $2.7 million of fees and expenses associated with the offering.

Cash Flows Provided by Operating Activities.   Cash provided by operating activities was $14.8 million for 2005 compared to cash provided by operating activities of $25.4 million for 2004. The decrease in cash provided by operating activities was due to an $11.7 million increase in cash interest payments. During 2005, we paid $6.1 million related to the redemption of 35% of our senior second secured notes due 2010 and $5.6 million related to additional interest payments as a result of our $65.0 million senior second secured notes due 2010 issued on November 29, 2004.

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

Cash Flows Used in Investing Activities.   Cash used in investing activities was $31.0 million for 2005 compared to $78.3 million for 2004 and $25.0 million for 2003. The decrease in cash used in investing activities from 2004 to 2005 was primarily due to 2004 activity including the acquisition of ATI on December 31, 2004. Also, the activity related to available-for-sale securities was a net use of cash in 2004 of $6.2 million versus $1.8 million of net cash provided in 2005. Cash used for investing in the maintenance and expansion of our network and back office systems and customer installation increased $6.1 million in 2005 versus 2004. The increase in cash used in investing activities from 2003 to 2004 was primarily due to the acquisition of ATI on December 31, 2004. In 2004 we also used cash to invest in available-for-sale securities with maturity dates of six months or less. In 2003, all of our cash used in investing activities was for the maintenance and expansion of our network and back office systems and customer installation.

Cash Flows Provided by (Used in) Financing Activities.   Cash provided by financing activities was $15.6 million for 2005. The proceeds from our initial public offering of our common stock, after deducting underwriting discounts and commissions, were $69.8 million. Proceeds were used to redeem $50.6 million accreted value ($49.2 million book value; $57.8 principal amount) of our 8 3/8% senior second secured notes due 2010; to pay a $6.1 million premium due upon redemption of the notes, which is included in interest expense; and to pay $2.7 million of fees and expenses associated with the offering. We also used cash for payments on capital lease obligations. Cash provided by financing activities was $70.8 million for 2004. The net proceeds from the issuance of the senior second secured notes in March 2004 generated approximately $13.2 million, which is net of a $1.6 million prepayment penalty mentioned previously. The net cash proceeds from the issuance of senior second secured notes in November 2004 and the Series B preferred stock issuance generated approximately $57.5 million after payment of debt issuance costs and the redemption of Series A preferred stock. We also used cash for payments on capital lease obligations. For 2003, net cash used in financing activities was $2.8 million, primarily for payments on capital lease obligations.

Outstanding Indebtedness.   As of December 31, 2005, we had $97.5 million in outstanding indebtedness, consisting of $92.1 million 8 3/8% senior second secured notes due 2010, and $5.4 million in capital lease obligations. Interest payments on the notes are required on each March 15 and September 15 the notes are outstanding. We expect to be able to pay the September 15, 2006 cash interest payment of $4.5 million from a combination of cash generated from operations and cash on hand.

The notes will mature on March 15, 2010, and accrue interest at an annual rate of 8 3/8% with cash interest payments made on a semiannual basis on each March 15 and September 15. On or after March 15, 2007 we may redeem some or all of the notes at declining redemption prices, plus accrued and unpaid cash interest, beginning at 106%.

In addition, if any notes are outstanding on September 15, 2009, we will be required to redeem 3.5% of each then outstanding note’s accreted value at a redemption price of 100% of the accreted value of the portion of the notes so redeemed, as well as an additional portion of each note to the extent required to prevent that note from being treated as an “applicable high yield discount obligation” within the meaning of Section 163(i)(1) of the Internal Revenue Code of 1986, as amended.

The indenture for the notes requires us and our subsidiaries to comply with certain restrictive covenants, including limitations and restrictions, subject to certain baskets and carveouts, on the ability of our subsidiaries to pay dividends or distributions, redeem or repurchase equity securities, incur debt, make investments or sell assets and stock of subsidiaries, enter into affiliate transactions, incur liens and security interests, merge, consolidate or sell all or substantially all of our assets, make loans to us or any other restricted subsidiary or enter into any business other than certain permitted businesses. Also, in the event of a change of control as defined in the indenture, we would be required to offer to repurchase all of the outstanding notes at a price equal to 101% of their then-current accreted value.

The notes and the guarantees are secured by a second priority lien on substantially of our existing and future property and assets other than:

•       Capital stock and other securities;

•       real property leases;

•       property or assets owned by any foreign subsidiary; and

•       any property in which a lien may not be granted.

Capital Requirements.   We expect to spend between $40.0 and $43.0 million on capital expenditures in 2006. In addition, we expect to close on our acquisition of OTI in the second quarter of 2006, for which we will pay approximately $20.0 million. We plan to raise at least $20.0 million of additional financing prior to closing on our acquisition of OTI.

Based on our current level of operations and anticipated growth, however, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operations. Other than the additional financing planned in connection with the OTI acquisition, we do not currently anticipate the need to raise additional financing to fund capital expenditures or operations for at least the next 12 months.

Any future acquisitions or other significant unplanned costs or cash requirements may require that we raise additional funds through the issuance of debt or equity. We cannot assure you that such financing will be available on terms acceptable to us or our stockholders, or at all. Insufficient funds may require us to alter our business plan or take other actions that could have a material adverse effect on our business, results of operations and financial condition. If issuing equity securities raises additional funds, substantial dilution to existing stockholder may result.

Contractual Obligations

	Total	Less Than One Year	1-3 Years	3-5 Years	More Than Five Years
	(Dollars in thousands)
Notes payable	$147,448	$8,982	$17,964	$120,502	$—
Capital lease obligations	6,294	3,011	3,256	27	—
Operating lease obligations	24,133	4,929	9,187	5,745	4,272
Purchase obligations	2,544	1,101	1,443	—	—

The contractual obligation for notes payable includes related interest payments and assumes all notes currently outstanding are outstanding prior to the date of mandatory redemption and also assumes the notes are not otherwise required to be redeemed in a greater amount.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are initially recorded at fair value upon the sale of products or services to customers. Significant estimates are required in determining the allowance for doubtful accounts receivable. We consider two primary factors in determining the proper level of allowance, including historical collections experience and the aging of the accounts receivable portfolio. The allowance for doubtful accounts is based on the best facts available to us and is reevaluated and adjusted as additional information is received. We have a credit policy that helps minimize credit risk. We believe this risk is limited due to the large number and diversity of clients that comprise our customer base.

Valuation of Goodwill and Other Intangible Assets

Goodwill is tested at least annually for impairment at the reporting unit level. If the undiscounted future cash flows of a reporting unit are less than the carrying amount, an impairment charge is recognized. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, management completed its annual impairment test in the fourth quarter of 2004 and 2005 and determined that goodwill had not been impaired.

Intangibles consist of debt issuance costs, customer installation costs, customer relationships, developed technology, and non-compete agreements. In 2004 and 2005, debt issuance costs were incurred in connection with the issuance of notes payable. These costs are being amortized over the term of the respective debt obligation. The customer installation costs are being amortized over a period of 48 months, which approximates the average life of a customer contract. As a result of finalizing our purchase price allocation with ATI, we recorded $3.8 million for customer relationships and $0.1 million for developed technology. Customer relationships and developed technology are being amortized over four and three years, respectively. Non-compete agreement costs represent costs associated with a non-compete agreement with a former employee. These costs are being amortized over the term of the agreement.

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

Revenue

Network services revenue consists primarily of local dial tone, switched access lines, long distance, access charges and data service. Revenue from local telephone service consists of charges for basic local service, including dedicated T1 access, and custom-calling features such as call waiting and call forwarding. Revenue from long distance service consists of monthly recurring and per-minute-of-use charges for a full range of traditional switched and dedicated long distance, toll-free calling, international, calling card and operator services. Carrier access revenue consists primarily of usage charges that we bill long distance carriers to originate and terminate calls to and from our customers. Revenue from data services consists primarily of monthly usage fees for Internet access services.

Monthly recurring network services revenue is recognized in the month the services are used. In the case of local service revenue, monthly recurring local services charges are billed in advance but accrued for and recognized on a prorated basis based on length of service in any given month.

Non-recurring revenues from the installation of network services are recognized over the average life of the customers.

Long distance and access charges are billed in arrears but accrued based on monthly average usage. We base our estimates of monthly average usage on historical experience and periodically review our estimates to ensure ongoing accuracy of the usage estimates. Historically, our actual experience has not differed significantly from our estimates.

Business telephone systems revenue consists of revenue from the sale of telephone equipment and the servicing of telephone equipment systems. Telephone equipment revenue is recognized upon delivery, completion of the installation and acceptance by the customer. Business telephone service revenue is recognized upon completion of service or, in the case of maintenance agreements, is spread equally over the life of the maintenance contract, which typically ranges from one to two years.

Cost of Revenue

We carefully review all of our vendor invoices and frequently dispute inaccurate or inappropriate charges. In cases where we dispute certain charges, we frequently pay only undisputed amounts on vendor invoices in order to pay the proper amounts owed. We record costs net of disputed amounts based on our expected outcome of disputes that are initiated. We use significant estimates to determine the level of success in dispute resolution and consider past historical experience, basis of dispute, financial status of the vendor and current relationship with the vendor and aging of prior disputes in quantifying our estimates. Disputes are common in our industry and we believe our treatment of disputes is consistent with industry practice.

We believe our cost of revenue accrual is sufficient to cover all outstanding disputes that we may lose. In addition, we accrue for expected costs that have not yet been invoiced and we believe our cost of revenue accrual is sufficient to cover these costs as well.

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, Inventory Costs. This statement requires that abnormal amounts of idle facility expense, freight, handling costs and spoilage be recognized as current-period charges. This statement also requires that fixed production overhead be allocated to inventory costs incurred by us beginning in fiscal 2006. We do not expect the adoption of this statement will have a material impact on our consolidated financial statements.

In December 2004, as amended on April 14, 2005, the FASB issued SFAS No. 123R, Share-Based Payment: an amendment of FASB Statement No. 123 and FASB Statement No. 95, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. SFAS 123R must be adopted no later than the beginning of the first fiscal year beginning after June 15, 2005. We adopted SFAS 123R on January 1, 2006.

We will use the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. We are evaluating the potential impact on the financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets. SFAS No. 153 addresses the measurement of exchange of nonmonetary assets. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We will adopt the provisions of SFAS No. 153 on January 1, 2006. The adoption of this statement will not have a material impact on our consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces Accounting Principles Board Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and requires the direct effects of accounting principle changes to be retrospectively applied. The existing guidance with respect to accounting estimate changes and corrections of errors is carried forward in SFAS No. 154. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

Item 7A.                Quantitative and Qualitative Disclosure About Market Risk.

We are not exposed to market risks from changes in foreign currency exchange rates or commodity prices. We do not hold any derivative financial instruments nor do we hold any securities for trading or speculative purposes.

We are exposed to changes in interest rates on our investments in cash equivalents and short-term investments. All of our investments have maturities of six months or less which reduces our exposure to long-term interest rate changes. Interest income for the year ended December 31, 2005 was $0.7 million, therefore not exposing us to any meaningful interest income risk had rates dropped. Excluding capital leases, we had approximately $92.1 million in senior second secured notes outstanding as of December 31, 2005. These notes are at a fixed interest rate and are therefore not exposed to any interest rate risk.

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

Item 9.                        Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), an evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and our principal financial officer, concluded that the design and operation of these disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2005, there have been no significant changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.               Other Information.

None.

Part III

Item 10.                 Directors and Executive Officers of the Registrant.

The disclosure under part I of Item 1 of this Form 10-K entitled “Executive Officers” is incorporated by reference into this Item 10.

The sections entitled “Election of Directors,” “The Board of Directors and Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2006 Annual Meeting of Stockholders, which will be filed with the SEC (the “Proxy Statement”), are incorporated in this Form 10-K by reference.

We adopted a Code of Ethics that applies to all employees, our executive officers and directors. Our Code of Ethics is available on our website at www.eschelon.com.

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Ethics by posting such information on our website at the address specified above.

Item 11.                 Executive Compensation.

The sections of the Proxy Statement entitled “The Board of Directors and Committees,” “Executive Compensation,” “Employment and Change of Control Agreements,” “Report of the Compensation Committee on Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” are incorporated in this Form 10-K by reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The section of the Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management” is incorporated by reference into this Form 10-K.

Item 13.                 Certain Relationships and Related Transactions.

The section of the Proxy Statement entitled “Certain Relationships and Related Transactions” is incorporated by reference into this Form 10-K.

Item 14.                 Principal Accounting Fees and Services.

The section of the Proxy Statement entitled “Ratification of Independent Registered Public Accounting Firm” is incorporated by reference into this Form 10-K.

PART IV

Item 15.   Exhibits, Financial Statement Schedules.

(a) Documents filed as part of the report:

(1)          Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2004 and 2005

Consolidated Statements of Operations for the years ended December 31, 2003, 2004 and 2005

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2003, 2004 and 2005

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2004 and 2005

Notes to Consolidated Financial Statements

(2)          Schedule II—Valuation of Qualifying Accounts and Reserves

Report of Independent Registered Public Accounting Firm

(3)          Exhibits

(b) Exhibits:

The following exhibits are filed or incorporated by reference as stated below:

Exhibit Number	Description
3.1(2)	Seventh Amended and Restated Certificate of Incorporation of Eschelon Telecom, Inc. filed on July 8, 2005.
3.2(2)	Form of Amended and Restated Bylaws of Eschelon Telecom, Inc. filed on July 8, 2005.
4.1*	Fourth Amended and Restated Stockholders Agreement dated June 27, 2002.
4.1.2(1)	Amendment No. 1 to Fourth Amended and Restated Stockholders Agreement dated December 23, 2004 (relating to Exhibit 4.1)
4.2*	Eschelon Telecom, Inc. 2002 Stock Incentive Plan.
4.3*	Form of Incentive Stock Option Grant Agreement Under the Eschelon Telecom, Inc. 2002 Stock Incentive Plan.
4.4*	Form of Nonstatutory Stock Option Grant Agreement Under the Eschelon Telecom, Inc. 2002 Stock Incentive Plan.
4.5*	Form of Restricted Stock Grant Agreement Under the Eschelon Telecom, Inc. 2002 Stock Incentive Plan.
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

Exhibit Number	Description
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

4.15+	Supplemental Indenture dated November 29, 2004 by and among Eschelon Operating Company, the guarantors party thereto and The Bank of New York Trust Company, N.A., as Trustee.
4.16+	Supplemental Indenture dated December 31, 2004 by and among Eschelon Operating Company, the guarantors party thereto and The Bank of New York Trust Company, N.A., as Trustee.
4.17+	Supplemental Indenture dated January 20, 2005 by and among Eschelon Operating Company, the guarantors party thereto and The Bank of New York Trust Company, N.A., as trustee.
4.18(1)	Redemption Agreement as of October 13, 2004, by and between NTFC Capital Corporation and Eschelon Telecom, Inc.
10.1(4)	Employment Agreement dated May 23, 2005 by and between Eschelon Telecom, Inc. and Richard A. Smith.
10.2*	Employment Offer Letter dated March 7, 2000 from Eschelon Telecom, Inc. to Geoffrey M. Boyd.
10.2.1*	Severance Pay Letter Agreement dated November 14, 2002 by and between Eschelon Telecom, Inc. and Geoffrey M. Boyd.
10.2.2(3)	Amendment dated April 11, 2005 to Employement Offer Letter dated March 7, 2000 from Eschelon Telecom, Inc. to Geoffrey M. Boyd.
10.3*	Change-in-Control Severance Pay Agreement dated April 21, 1999 by and between Advanced Telecommunications, Inc. and David A. Kunde.
10.4*	Employment Offer Letter dated July 19, 1999 from Advanced Telecommunications, Inc. to Steven K. Wachter.
10.5*	Stock Restriction Agreement dated February 7, 2003 between Eschelon Telecom, Inc. and Marvin C. Moses.
10.6*^	Carrier Global Services Agreement dated July 28, 2000 by and between MCI WorldCom Communications, Inc. and Eschelon Telecom, Inc.
10.6.1*^	First Amendment dated June 20, 2001 to Carrier Global Services Agreement dated July 28, 2000 by and between MCI WorldCom Communications, Inc. and Eschelon Telecom, Inc.

Exhibit Number	Description
10.6.2*^	Second Amendment dated April 8, 2002 to Carrier Global Services Agreement dated July 28, 2000 by and between MCI WorldCom Communications, Inc. and Eschelon Telecom, Inc.
10.6.3*^	Third Amendment dated April 1, 2003 to Carrier Global Services Agreement dated July 28, 2000 by and between MCI WorldCom Communications, Inc. and Eschelon Telecom, Inc.
10.6.4*^	WorldCom Internet Dedicated Service Agreement and Service Order Form dated June 12, 2003.
10.6.5*^	WorldCom Internet Dedicated Service Agreement and Service Order Form dated January 23, 2004.
10.6.6*^	WorldCom Internet Dedicated T3 Price-Protected Agreement dated July 26, 2001.
10.6.7*^	WorldCom Wholesale Dedicated Internet Pricing Sheet
10.7*^	Carrier Service Agreement dated August 25, 2000 between Global Crossing Bandwidth, Inc. and Eschelon Telecom, Inc.
10.7.1*^	Amendment #1 dated November 10, 2000 to Carrier Service Agreement dated August 25, 2000 between Global Crossing Bandwidth, Inc. and Eschelon Telecom, Inc.
10.7.2*^	Amendment #2 dated January 2, 2001 to Carrier Service Agreement dated August 25, 2000 between Global Crossing Bandwidth, Inc. and Eschelon Telecom, Inc.
10.7.3*^	Amendment #3 dated June 25, 2001 to Carrier Service Agreement dated August 25, 2000 between Global Crossing Bandwidth, Inc. and Eschelon Telecom, Inc.
10.7.4*^	Amendment #4 dated July 17, 2001 to Carrier Service Agreement dated August 25, 2000 between Global Crossing Bandwidth, Inc. and Eschelon Telecom, Inc.
10.7.5*	Amendment #5 dated April 25, 2002 to Carrier Service Agreement dated August 25, 2000 between Global Crossing Bandwidth, Inc. and Eschelon Telecom, Inc.
10.7.6*^	Amendment #6 dated July 12, 2002 to Carrier Service Agreement dated August 25, 2000 between Global Crossing Bandwidth, Inc. and Eschelon Telecom, Inc.
10.7.7*^	Amendment #7 dated March 26, 2004 to Carrier Service Agreement dated August 25, 2000 between Global Crossing Bandwidth, Inc. and Eschelon Telecom, Inc.
10.7.8(5)^	Amendment #8 dated September 14, 2004 to Carrier Service Agreement dated August 25, 2000 between Global Crossing Bandwidth, Inc. and Eschelon Telecom, Inc.
10.7.9(2)^^	Amendment #9 dated July 1, 2005 to Carrier Service Agreement dated August 25, 2000 between Global Crossing Bandwidth, Inc. and Eschelon Telecom, Inc.
10.11*	Lease of Office Space by and between St. Paul Properties, Inc. and Eschelon Telecom, Inc. dated as of November 18, 2003.
10.11.1	Amendment of Lease dated December 29, 2005 of Lease of Office Space by and between St. Paul Properties, Inc. and Eschelon Telecom, Inc. dated as of November 18, 2003.
10.12*	Lease Agreement by and between Timeshare Systems, Inc. and Advanced Telecommunications, Inc. dated March 3, 1999.
10.13*	Lease For Storage dated July 30, 1996 by and between T.H.S. Northstar Associates Limited Partnership and Fishnet.com, Inc.
10.13.1*	First Amendment dated March 10, 1998 of Lease for Storage dated July 30, 1996 by and between T.H.S. Northstar Associates Limited Partnership and Fishnet.com, Inc.
10.13.2*	Second Amendment dated March 27, 1998 of Lease for Storage dated July 30, 1996 by and between T.H.S. Northstar Associates Limited Partnership and Fishnet.com, Inc.
10.13.3*	Third Amendment dated April 30, 1999 of Lease for Storage dated July 30, 1996 by and between T.H.S. Northstar Associates Limited Partnership and Fishnet.com, Inc.
10.13.4*	Fourth Amendment dated October 3, 2000 of Lease for Storage dated July 30, 1996 by and between T.H.S. Northstar Associates Limited Partnership and Fishnet.com, Inc.

Exhibit Number	Description
10.13.5*	Lease For Storage dated March 6, 2000 by and between T.H.S. Northstar Associates Limited Partnership and Fishnet.com, Inc.
10.13.6*	Lease For Storage dated July 11, 1999 by and between T.H.S. Northstar Associates Limited Partnership and Fishnet.com, Inc.
10.13.7	Fifth Amendment dated January 9, 2006 of Lease For Storage dated July 30, 1996 by and between T.H.S. Northstar Associates Limited Partnership and Fishnet.com, Inc.
10.14*	Lease Agreement by and between Duke Realty Limited Partnership and Cady Communications, Inc. dated May 21, 1999.
10.14.1	Amendment dated February 15, 2006 of Lease Agreement by and between Duke Realty Limited Partnership and Cady Communications, Inc. dated May 21, 1999.
10.15*	Lease Agreement between Seattle Telecom LLC and Advanced Telecommunications, Inc. dated December 20, 1999.
10.16*	Office Lease by and between Parkside Salt Lake Corporation and Advanced Telecommunications, Inc. dated December 28, 1999.
10.16.1	Amendment dated April 28, 2005 to Office Lease by and between Parkside Salt Lake Corporation and Advanced Telecommunications, Inc. dated December 28, 1999.
10.17*	Lease by and between Denver Place Associates Limited Partnership and Eschelon Telecom of Colorado, Inc. dated October 24, 2000.
10.18*	Office Lease by and between SOFI-IV SIM Office Investors II, Limited Partnership and Advanced Telecommunications, Inc. dated December 19, 1999.
10.18.1*	First Amendment dated March 17, 2003 to Lease by and between SOFI-IV SIM Office Investors II, Limited Partnership and Eschelon Telecom, Inc. dated December 19, 1999.
10.18.2	Second Amendment dated July 18, 2005 to Lease by and between SOFI-IV SIM Office Investors II, Limited Partnership and Eschelon Telecom, Inc. dated December 19, 1999.
10.19*	Lease by and between Alco Investment Company and Advanced Telecommunications, Inc. dated November 19, 1999.
10.20+	Stock Purchase Agreement dated October 13, 2004, by and between Eschelon Telecom, Inc. and Advanced TelCom Group, Inc.
10.20.1	Amendment to Stock Purchase Agreement dated as of December 30, 2004 (related to Exhibit 10.20)
10.21+	Asset Purchase Agreement dated October 13, 2004 by and between GE Business Productivity Solutions, Inc. and Eschelon Telecom, Inc.
10.22(5)	Lease Agreement by and between Hartmann Limited Partnership & William Ludwig Hartmann Marital Trust and Advanced TelCom, Inc. dated August 18, 2000.
10.23(5)	Lease Agreement by and between Advanced TelCom, Inc. and 200 South Virginia Investments, LLC dated July 16, 1999.
10.23.1(5)	First Amendment to Lease Agreement by and between Advanced TelCom, Inc. and 200 South Virginia Investments, LLC dated January 6, 1999.
10.23.2(5)	Second Amendment to Lease Agreement by and between Advanced TelCom, Inc. and 200 South Virginia Investments, LLC dated August 1, 2001.
10.23.3(5)	Third Amendment to Lease Agreement by and between Advanced TelCom, Inc. and 200 South Virginia Investments, LLC dated April 1, 2004.
10.23.4(5)	Fourth Amendment to Lease Agreement by and between Advanced TelCom, Inc. and 200 South Virginia Investments, LLC dated September 2004.
10.24(5)	Triple-Net Lease Agreement by and between Sunwest Properties II, LLC and Eschelon Telecom, Inc. dated March 11, 2005.
10.25(5)	Standard Industrial/Commercial Single-Tenant Lease—Net by and between Courthouse Square, LLC and Advanced TelCom Group, Inc. dated January 29, 1999.

Exhibit Number	Description
10.25.1(5)	First Amendment to Lease by and between Courthouse Square, LLC and Advanced TelCom Group, Inc. dated August 12, 1999.
10.25.2(5)	Second Amendment to Lease by and between Kayares International, LLC and Advanced TelCom Group, Inc. dated November 1, 2002.
10.26(5)	Lease by and between WVB Holdings, LLC and Advanced TelCom, Inc. dated June 10, 2004.
10.27(5)	Office Building Lease by and between Shaub Properties, Inc. and Advanced TelCom Group, Inc. dated March 7, 2000.
10.28(5)	Office Lease by and between Retro, LLC and Advanced TelCom Group, Inc. dated January 19, 1999.
10.28.1(5)	Lease Modification Agreement by and between Retro, LLC and Advanced TelCom Group, Inc. dated April 23, 1999.
10.29(2)	Form of Indemnification Agreement entered into between Eschelon Telecom, Inc. and its directors and officers.
10.30(5)	Lease Agreement-Commercial Premises by and between Avista Communications of Washington and Yesterday’s Village, Inc. dated September 30, 1999.
10.30.1(5)	Amended Lease Agreement by and between Advanced TelCom, Inc. and Yesterday’s Village, Inc. dated March 27, 2003.
10.30.2(5)	Amendment to Lease Agreement by and between Advanced TelCom, Inc. and Yesterday’s Village, Inc. dated 2004.
10.31(5)	Lease by and between U.S. National Bank of Oregon and Shared Communications Services, Inc. dated March 1, 1996.
10.31.1(5)	Lease Extension and Assignment Agreement by and between U.S. Bank, N.A., Shared Communications Services, Inc. and Advanced TelCom, Inc. dated June 6, 2001.
14.1(1)	Eschelon Telecom, Inc. Code of Ethics and Business Conduct
21.1+	Subsidiaries of Eschelon Telecom, Inc.
23.1	Consent of Ernst & Young LLP
31.1	Certification by Richard A. Smith, Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Geoffrey M. Boyd, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Richard A. Smith, Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Geoffrey M. Boyd, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                                              Incorporated herein by reference to Eschelon Telecom, Inc. Registration Statement on Form 10, No. 000-50706 as filed with the Commission on April 26, 2004.

**                                       Incorporated herein by reference to Eschelon Operating Company Registration Statement on Form S-4, No. 333-114437 as filed with the Commission on April 13, 2004.

+                                          Incorporated herein by reference to Eschelon Operating Company Registration Statement on Form S-4, No. 333-122292 as filed with the Commission on January 25, 2005.

^                                        Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Commission pursuant to the Company’s Application Requesting Confidential Treatment under Rule 24b-2 of the Exchange Act, filed on April 26, 2004, as amended on July 7, 2005.

^^                           Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Commission pursuant to the Company’s Application Requesting Confidential Treatment under Rule 406 of the Securities Act, filed on July 7, 2005.

(1)                                    Incorporated herein by reference to Eschelon Telecom, Inc. Annual Report on Form 10-K as filed with the Commission on March 31, 2005.

(2)                                    Incorporated herein by reference to Eschelon Telecom, Inc. Registration Statement on Form S-1/A, No. 333-124703 as filed with the Commission on July 8, 2005.

(3)                                    Incorporated herein by reference to Eschelon Telecom, Inc. Current Report on Form 8-K as filed with the Commission on April 18, 2005.

(4)                                    Incorporated herein by reference to Eschelon Telecom, Inc. Current Report on Form 8-K as filed with the Commission on May 27, 2005.

(5)                                    Incorporated herein by reference to Eschelon Telecom, Inc. Registration Statement on Form S-1, No. 333-124703 as filed with the Commission on May 6, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2006.

ESCHELON TELECOM, INC.
By	/s/ RICHARD A. SMITH
Name:	Richard A. Smith
Title:	President, Chief Executive Officer and Director

Each person whose signature appears below constitutes and appoints Richard A. Smith, Geoffrey M. Boyd and J. Jeffery Oxley and each of them, his true and lawful attorney-in-fact and agent, with full power and substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact, agent, or his substitute may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RICHARD A. SMITH	President, Chief Executive Officer and Director
Richard A. Smith	(Principal Executive Officer)	March 17, 2006
/s/ GEOFFREY M. BOYD	Chief Financial Officer
Geoffrey M. Boyd	(Principal Financial and Accounting Officer)	March 17, 2006
/s/ CLIFFORD D. WILLIAMS	Chairman of the Board
Clifford D. Williams		March 17, 2006
/s/ MARVIN C. MOSES	Director
Marvin C. Moses		March 17, 2006
/s/ LOUIS L. MASSARO	Director
Louis L. Massaro		March 17, 2006
/s/ MARK E. NUNNELLY	Director
Mark E. Nunnelly		March 17, 2006
/s/ JAMES P. TENBROEK	Director
James P. TenBroek		March 17, 2006
/s/ IAN K. LORING	Director
Ian K. Loring		March 17, 2006

Eschelon Telecom, Inc.

Schedule II—Valuation and Qualifying Accounts

Years Ended December 31, 2003, 2004 and 2005

(Dollars in thousands)

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Less Deductions	Balance Acquired Through Acquisition on December 31, 2004	Balance at End of Year
Allowance for Doubtful Accounts Receivable:
2003	$2,018	$1,033	$(2,312)	$—	$739
2004	739	1,567	(1,894)	405	817
2005	817	2,338	(2,663)	—	492

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Less Deductions	Balance Acquired Through Acquisition on December 31, 2004	Balance at End of Year
Valuation Allowance for Deferred Income Tax Assets:
2003	$38,482	$6,279	$—	$—	$44,761
2004	44,761	1,378	—	—	46,139
2005	46,139	11,661	—	—	57,800

CONSOLIDATED FINANCIAL STATEMENTS

Eschelon Telecom, Inc.

Years Ended December 31, 2003, 2004 and 2005

Eschelon Telecom, Inc.
Consolidated Financial Statements
Years Ended December 31, 2003, 2004 and 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors
Eschelon Telecom, Inc.

We have audited the accompanying consolidated balance sheets of Eschelon Telecom, Inc. as of December 31, 2004 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eschelon Telecom, Inc. at December 31, 2004 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with United States generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

February 17, 2006
Minneapolis, Minnesota

Eschelon Telecom, Inc.
Consolidated Balance Sheets
(Dollars in Thousands, Except per Share Amounts)

	December 31,
	2004	2005
Assets
Current assets:
Cash and cash equivalents	$26,435	$26,062
Restricted cash	722	996
Available-for-sale securities	6,194	4,760
Accounts receivable, net of allowance for doubtful accounts of $817 and $492, respectively	18,941	22,996
Other receivables	2,976	3,052
Inventories	2,873	2,927
Prepaid expenses	2,410	2,294
Total current assets	60,551	63,087
Property and equipment, net	102,849	126,452
Other assets	1,985	1,506
Goodwill	38,776	7,168
Intangible assets, net	32,958	33,333
Total assets	$237,119	$231,546
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$13,801	$16,400
Accrued telecommunication costs	2,190	4,227
Accrued office rent	2,336	2,035
Accrued interest expense	4,070	2,646
Other accrued expenses	5,998	5,485
Deferred revenue	7,300	7,921
Accrued compensation expenses	3,588	2,809
Capital lease obligations, current maturities	1,629	2,430
Total current liabilities	40,912	43,953
Long-term liabilities:
Other long-term liabilities	630	251
Capital lease obligations, less current maturities	2,824	2,964
Notes payable	137,778	92,125
Total liabilities	182,144	139,293
Series A convertible preferred stock, $0.01 par value per share; 100,000,000 shares authorized and 77,526,136 shares issued and outstanding on December 31, 2004	48,155	—
Series B convertible preferred stock, $0.01 par value per share; 25,000,000 shares authorized and 20,000,000 shares issued and outstanding on December 31, 2004	15,000	—
Stockholders’ equity (deficit):
Common stock, $0.01 par value per share; 200,000,000 shares authorized; issued and outstanding shares—351,134 shares on December 31, 2004 and 14,634,279 shares on December 31, 2005	4	146
Additional paid-in capital	115,876	248,199
Accumulated other comprehensive income	30	56
Accumulated deficit	(124,056)	(155,047)
Deferred compensation	(34)	(1,101)
Total stockholders’ equity (deficit)	(8,180)	92,253
Total liabilities and stockholders’ equity (deficit)	$237,119	$231,546

See accompanying notes.

Eschelon Telecom, Inc.
Consolidated Statements of Operations
(Dollars in Thousands, Except per Share Amounts)

	Year Ended December 31,
	2003	2004	2005
Revenue:
Network services	$115,482	$131,780	$201,835
Business telephone systems	25,614	26,316	25,908
	141,096	158,096	227,743
Cost of revenue:
Network services (exclusive of depreciation and amortization)	45,037	47,354	85,914
Business telephone systems	15,784	15,979	16,139
	60,821	63,333	102,053
Gross profit:
Network services	70,445	84,426	115,921
Business telephone systems	9,830	10,337	9,769
	80,275	94,763	125,690
Operating expenses:
General and administrative	39,297	41,755	56,431
Sales and marketing	26,955	27,500	33,879
Depreciation and amortization	30,099	31,105	39,653
Operating loss	(16,076)	(5,597)	(4,273)
Other income (expense):
Interest income	168	124	691
Interest expense	(1,754)	(11,452)	(28,125)
Gain on extinguishment of debt	—	18,195	—
Other income (expense)	484	(155)	65
Income (loss) before income taxes	(17,178)	1,115	(31,642)
Income taxes	(28)	(4)	(4)
Net income (loss) from continuing operations	(17,206)	1,111	(31,646)
Income from discontinued operation, net of tax	—	—	329
Gain on sale of discontinued operation, net of tax	—	—	326
Net income (loss)	(17,206)	1,111	(30,991)
Less preferred stock dividends and premium paid on repurchase of preferred stock	(3,426)	(4,292)	—
Net income (loss) applicable to common stockholders	$(20,632)	$(3,181)	$(30,991)
Basic and diluted income (loss) per share:
Continuing operations	$(70.59)	$(11.11)	$(5.32)
Discontinued operation	—	—	0.11
Net income (loss)	$(70.59)	$(11.11)	$(5.21)
Weighted average shares outstanding:
Basic and diluted	292,481	287,393	5,949,310

See accompanying notes.

Eschelon Telecom, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
(Dollars in Thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Deferred
	Shares	Amount	Capital	Income	Deficit	Compensation	Total
Balance at December 31, 2002	117,307	$1	$123,502	$—	$(107,961)	$—	$15,542
Forfeiture of common stock after corporate restructuring	(63)	—	—	—	—	—	—
Accumulated dividends in connection with preferred stock	—	—	(3,426)	—	—	—	(3,426)
Fees associated with 2002 sale of preferred stock	—	—	(70)	—	—	—	(70)
Issuance of restricted common stock	183,399	2	122	—	—	(124)	—
Stock options exercised	28,290	—	19	—	—	—	19
Amortization of deferred compensation	—	—	—	—	—	70	70
Net loss for the year	—	—	—	—	(17,206)	—	(17,206)
Balance at December 31, 2003	328,933	3	120,147	—	(125,167)	(54)	(5,071)
Accumulated dividends in connection with preferred stock	—	—	(3,435)	—	—	—	(3,435)
Series A convertible preferred stock repurchase	—	—	(857)	—	—	—	(857)
Issuance of restricted common stock	10,358	—	14	—	—	—	14
Stock options exercised	11,843	1	7	—	—	—	8
Unrealized gain on available-for-sale securities	—	—	—	30	—	—	30
Amortization of deferred compensation	—	—	—	—	—	20	20
Net income for the year	—	—	—	—	1,111	—	1,111
Balance at December 31, 2004	351,134	4	115,876	30	(124,056)	(34)	(8,180)
Accumulated dividends in connection with preferred stock	—	—	(2,648)	—	—	—	(2,648)
Issuance of restricted common stock	9,350	—	27	—	—	—	27
Stock options exercised	78,457	1	59	—	—	—	60
Restricted stock forfeited	(494)	—	—	—	—	—	—
Deferred compensation related to stock options granted	—	—	2,003	—	—	(2,003)	—
Amortization of deferred compensation	—	—	—	—	—	936	936
Unrealized gain on available-for-sale securities	—	—	—	26	—	—	26
Convert preferred stock to common stock	8,838,689	88	65,869	—	—	—	65,957
Sale of common stock, net of fees	5,357,143	53	67,013	—	—	—	67,066
Net loss for the year	—	—	—	—	(30,991)	—	(30,991)
Balance at December 31, 2005	14,634,279	$146	$248,199	$56	$(155,047)	$(1,101)	$92,253

See accompanying notes.

Eschelon Telecom, Inc.
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2003	2004	2005
Operating activities
Net income (loss)	$(17,206)	$1,111	$(30,991)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	30,099	31,105	39,653
Provision for bad debt expense	500	721	1,090
Noncash interest expense	1,302	2,339	7,288
Value of stock issued to management and directors	70	34	963
Loss (gain) on write-off and sales of assets	(484)	162	260
Gain on extinguishment of debt	—	(18,195)	—
Gain on sales of available-for-sale securities	—	(7)	(326)
Gain on sale of discontinued operation	—	—	(326)
Changes in operating assets and liabilities:
Restricted cash	—	(722)	(274)
Accounts receivable	(1,520)	658	(5,145)
Other receivables	904	(546)	(76)
Inventories	(393)	296	(54)
Prepaid expenses and other assets	(219)	(209)	495
Discontinued assets held for sale, net of liabilities	—	—	222
Accounts payable and accrued expenses	3,450	8,984	2,133
Deferred revenue	(397)	878	621
Accrued compensation expenses	582	(1,216)	(779)
Net cash provided by operating activities	16,688	25,393	14,754
Investing activities
Purchase of subsidiaries, net of cash acquired	—	(45,495)	(48)
Purchase of assets held for sale, net of liabilities	—	—	(216)
Purchases of available-for-sale securities	—	(8,198)	(30,526)
Proceeds from sales of available-for-sale securities	—	2,041	32,312
Purchases of property and equipment	(13,367)	(15,414)	(19,227)
Cash paid for customer installation costs	(11,669)	(11,293)	(13,551)
Proceeds from sale of assets	28	25	239
Proceeds from sale of discontinued operation, net of fees	—	—	320
Net cash used in investing activities	(25,008)	(78,334)	(30,481)
Financing activities
Proceeds from issuance of notes payable	—	136,163	—
Payments made on notes and capital lease obligations	(2,697)	(66,948)	(51,362)
Proceeds from (fees associated with) issuance of preferred stock	(70)	15,000	154
Payment on repurchase of preferred stock	—	(5,085)	—
Proceeds from issuance of common stock, net of fees	19	8	67,126
Increase in debt issuance costs	(59)	(8,368)	(348)
Net cash provided by (used in) financing activities	(2,807)	70,770	15,570
Net increase (decrease) in cash and cash equivalents	(11,127)	17,829	(373)
Cash and cash equivalents at beginning of year	19,733	8,606	26,435
Cash and cash equivalents at end of year	$8,606	$26,435	$26,062
Supplemental cash flow information
Cash paid for interest	$452	$9,114	$20,837
Supplemental noncash activities
Equipment purchases under capital leases	$1,430	$4,064	$3,127
Value of common stock issued to management and certain members of the board of directors	$124	$14	$27

See accompanying notes.

Eschelon Telecom, Inc.
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except per Share Amounts)

1.   Summary of Significant Accounting Policies

Organization

Eschelon Telecom, Inc. (the Company) is a competitive local exchange carrier, headquartered in Minneapolis, Minnesota. The Company was incorporated in Delaware in 1996 under the name Advanced Telecommunications, Inc. The Company is a facilities-based provider of integrated voice and data communications services to small and medium-sized businesses in 19 markets in the western United States. The Company offers voice and data services, which are referred to as network services. The Company also sells, installs and maintains business telephone and data systems and equipment referred to as business telephone systems.

The Company offers the following products and services:

Voice Services	Data Services	Business Telephone Systems
Local and Long Distance	Broadband Internet Access	Customer Premise Telephone Equipment and Accessories
Vertical Features	Dedicated Internet Access	Data Communications Equipment
Advanced Call Management	Dial-up Internet Access	Voice Mail Systems
Other Enhanced Services	E-Mail	IP Phone Systems
	Web-Hosting	After Market Maintenance and Upgrade Contracts

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain prior year items have been reclassified to conform to current year presentation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents are carried at cost which approximates market value. On December 31, 2004 and 2005, the Company had investments in securities of $17,051 and $21,728, respectively, which are included in cash and cash equivalents.

Restricted Cash

In August 2004, a Nevada state court entered a judgment against the Company in the amount of $376 plus costs. The Company appealed the judgment and was required to hold $577 as restricted cash. Also in 2004, the Company held $75 for collateral on bank credit cards and $70 for performance bonds as restricted cash.

Eschelon Telecom, Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except per Share Amounts)

1.   Summary of Significant Accounting Policies (Continued)

In January 2005, the Company settled the Nevada state court judgment agreeing to pay a total of $300 in three annual installments starting in January 2005. As part of the agreement the Company is required to hold the remaining installments in restricted cash. As a result, the Company reduced the amount held in restricted cash from $577 to $200.

In 2005, the Company increased the amount held in restricted cash for performance bonds from $70 to $720 as a result of the ATI acquisition. Also in 2005, the Company reduced the amount held in restricted cash for collateral on bank credit cards from $75 to $55. Restricted cash also includes $6 for interest earned on balances held.

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

Property and Equipment

Property and equipment, including leasehold improvements, are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows:

Vehicles	5 years
Office furniture and equipment	5-7 years
Computer equipment	5 years
Computer software	3 years
Switching and data equipment	12 years
Switching and data software	5 years

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

Eschelon Telecom, Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except per Share Amounts)

1.   Summary of Significant Accounting Policies (Continued)

Property and equipment consists of the following:

	December 31,
	2004	2005
Vehicles	$590	$1,375
Office furniture and equipment	16,746	18,229
Computer equipment and software	34,534	41,897
Leasehold improvements	19,504	23,765
Switching and data equipment and software	99,736	134,661
	171,110	219,927
Less accumulated depreciation	(68,261)	(93,475)
	$102,849	$126,452

Total depreciation expense was $19,270, 18,684 and 25,565 for the years ended December 31, 2003, 2004 and 2005, respectively.

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

Goodwill and Other Intangible Assets

Goodwill is tested at least annually for impairment at the reporting unit level. If the implied fair value of a reporting unit is less than the carrying amount, an impairment charge is recognized. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, management completed its annual impairment test in the fourth quarter of 2004 and 2005 and determined that goodwill had not been impaired.

On September 15, 2005, the Company redeemed 35% of its outstanding 8 3/8% senior second secured notes due March 15, 2010. In connection with the redemption, the Company wrote off a proportionate amount of the associated debt issuance costs resulting in a net decrease to intangible assets and a corresponding increase to interest expense of $2,579.

The following table represents other intangible assets by category and accumulated amortization as of December 31, 2005 and 2004:

	Gross			Estimated
	Carrying	Accumulated		Life Range
2005	Amount	Amortization	Net	(in Years)
Customer installation costs	$77,650	$52,034	$25,616	4
Debt issuance costs	5,666	1,077	4,589	7
Customer relationships	3,820	955	2,865	4
Non-compete agreements	300	100	200	3
Developed technology	94	31	63	3
Total	87,530	54,197	33,333	4 (1)

Eschelon Telecom, Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except per Share Amounts)

1.   Summary of Significant Accounting Policies (Continued)

	Gross			Estimated
	Carrying	Accumulated		Life Range
2004	Amount	Amortization	Net	(in Years)
Customer installation costs	$64,087	$39,019	$25,068	4
Debt issuance costs	8,368	476	7,890	7
Non-compete agreements	15	15	—	5
Total	72,470	39,512	32,958	4 (1)

(1)   Weighted average life.

Total amortization expense was $11,667, $13,076 and $15,153 for the years ended December 31, 2003, 2004 and 2005, respectively. Estimated amortization expense for each of the five succeeding fiscal years based on current intangible assets is expected to be $12,363, $10,045, $6,978, $2,978 and $969, respectively.

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

Cost of Revenue

The Company carefully reviews all vendor invoices and frequently disputes inaccurate or inappropriate charges. In cases where the Company disputes certain charges, only undisputed amounts on vendor invoices are paid in order to pay the proper amounts owed. The Company records costs net of disputed amounts based on the expected outcome of disputes that are initiated. The Company uses significant estimates to determine the level of success in dispute resolution and considers past historical experience, basis of dispute, financial status of the vendor and current relationship with the vendor and aging of prior disputes in quantifying estimates.

Deferred Revenue

Deferred revenue consists of voice and data services that are billed in advance and recorded as a liability for services provided in the future, maintenance contracts related to servicing business telephone systems and estimated warranty costs associated with business telephone systems.

Deferred revenue related to voice and data services is recognized over the average customer life. Deferred revenue related to maintenance contracts is recognized over the life of the contract. Deferred revenue related to estimated warranty costs is recognized over the warranty period, which typically ranges from one to two years.

Advertising Costs

Advertising costs are expensed as incurred. For the years ended December 31, 2003, 2004 and 2005, the Company had advertising expense of $479, $464 and $589, respectively.

Eschelon Telecom, Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except per Share Amounts)

1.   Summary of Significant Accounting Policies (Continued)

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are initially recorded at fair value upon the sale of products or services to customers. Significant estimates are required in determining the allowance for doubtful accounts receivable. The Company considers two primary factors in determining the proper level of allowance, including historical collections experience and the aging of the accounts receivable portfolio. The allowance for doubtful accounts is based on the best facts available to the Company and is reevaluated and adjusted as additional information is received.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income represents unrealized gains on available-for-sale securities, net of tax. Accumulated other comprehensive income is presented in the consolidated statements of stockholders’ equity (deficit).

The components of accumulated other comprehensive income are as follows:

Balance, December 31, 2003	$—
Net unrealized gain (loss) on financial instruments	30
Balance, December 31, 2004	30
Net unrealized gain (loss) on financial instruments	26
Balance, December 31, 2005	$56

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

Net Income (Loss) Per Share

Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common

Eschelon Telecom, Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except per Share Amounts)

1.   Summary of Significant Accounting Policies (Continued)

shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued. Potentially dilutive shares of common stock include unexercised stock options and unvested restricted stock grants. The Company does not have any potentially dilutive shares because net losses were reported in all periods presented.

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

The following table illustrates the effect on net income (loss) per share if the Company had applied the fair value recognition provision of SFAS No. 123 to stock-based employee compensation:

	Year Ended December 31,
	2003	2004	2005
Net loss applicable to common stockholders as reported	$(20,632)	$(3,181)	$(30,991)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	70	20	963
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards	(133)	(45)	(1,303)
Pro forma net loss applicable to common stockholders	$(20,695)	$(3,206)	$(31,331)
Net income (loss) per share:
Basic and diluted—as reported	$(70.59)	$(11.11)	$(5.21)
Basic and diluted—pro forma	(70.73)	(11.11)	(5.27)

The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2003	2004	2005
Expected dividend yield	—	—	—
Expected stock price volatility	25%	25%	25%
Risk-free interest rate	3.25%	3.88%	4.45%
Expected life of options	5 years	5 years	5 years

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, Inventory Costs. This statement requires that abnormal amounts of idle facility expense, freight, handling

Eschelon Telecom, Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except per Share Amounts)

1.   Summary of Significant Accounting Policies (Continued)

costs and spoilage be recognized as current-period charges. This statement also requires that fixed production overhead be allocated to inventory costs beginning in fiscal 2006. The Company does not expect that the adoption of this statement will have a material impact on its consolidated financial statements.

In December 2004, as amended on April 14, 2005, the FASB issued SFAS No. 123R, Share-Based Payment: an amendment of FASB Statement No. 123 and FASB Statement No. 95, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. SFAS 123R must be adopted no later than the beginning of the first fiscal year beginning after June 15, 2005. The Company adopted SFAS 123R on January 1, 2006.

The Company will use the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. The Company is evaluating the potential impact on its financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets. SFAS No. 153 addresses the measurement of exchange of nonmonetary assets. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company will adopt the provisions of SFAS No. 153 on January 1, 2006. The adoption of this statement will not have a material impact on the Company’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces Accounting Principles Board Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and requires the direct effects of accounting principle changes to be retrospectively applied. The existing guidance with respect to accounting estimate changes and corrections of errors is carried forward in SFAS No. 154. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

2.   Acquisitions

Advanced TelCom, Inc.

On October 13, 2004 the Company entered into an agreement to purchase all of the outstanding common stock of Advanced TelCom, Inc. (ATI) for $45,543, net of cash acquired. The transaction closed on December 31, 2004. The closing of this transaction gives the Company a leading market position among competitive local exchange carriers within the Pacific Northwest, acquiring more than 18,000 business customers that utilize approximately 124,000 access lines. The Company expects to benefit from operating synergies from consolidating ATI’s operations into its existing business.

Eschelon Telecom, Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except per Share Amounts)

2.   Acquisitions (Continued)

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Cash	$321
Other current assets	7,958
Property and equipment	42,729
Other assets	29
Other intangible assets	3,913
Total assets acquired	54,950
Current liabilities	6,741
Long-term liabilities	217
Acquisition reserve	2,128
Total liabilities assumed	9,086
Net assets acquired	$45,864

On December 31, 2004, the Company allocated the purchase price on a preliminary basis using the information then available. During the fourth quarter of 2005, the company completed an independent valuation. Upon the completion of the independent valuation, the Company adjusted its preliminary purchase price allocation by increasing the fair value assigned to fixed assets and other intangible assets by $27,340 and $3,913 respectively with a corresponding $31,253 reduction to goodwill. As a result of increasing the fair values associated with fixed asset and other intangible assets the Company recorded additional depreciation expense and amortization expense of $4,285 in the fourth quarter of 2005. On December 31, 2004, the Company accrued $2,531 in acquisition related expenses, which included severance benefits, relocation costs and contract termination fees. During the fourth quarter of 2005 the Company finalized its liabilities incurred in connection with the acquisition and recorded an adjustment to decrease the recorded liabilities by $403, which was recorded as a reduction to goodwill. As of December 31, 2005, $375 of the acquisition related expenses have yet to be paid.

The following unaudited pro forma financial information was prepared in accordance with SFAS No. 141, Business Combinations, and assumes the acquisition had occurred at the beginning of the periods presented. The unaudited pro forma information is provided for informational purposes only. These pro forma results are based upon the respective historical financial statements of the respective companies, and do not incorporate, nor do they assume any benefits from cost savings or synergies of operations of the combined company. The pro forma results of operations do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the periods presented or the results which may occur in the future.

The pro forma combined results of continuing operations are as follows:

	Year Ended December 31,
	2003	2004
Revenue	$180,542	$217,187
Net loss	(19,673)	(1,559)
Net loss per share—basic and diluted	(6.06)	(1.73)

Eschelon Telecom, Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except per Share Amounts)

2.   Acquisitions (Continued)

ATI’s consolidated financial information included in the 2003 pro forma results represents the period from May 15, 2003 (the date on which ATI emerged from bankruptcy) through December 31, 2003.

General Electric Business Productivity Solutions

On October 13, 2004 the Company entered into an agreement with General Electric Capital Corporation to purchase substantially all other assets of General Electric Business Productivity Solutions, Inc. (GE BPS) for $100. The transaction closed on March 31, 2005 and was be accounted for as a discontinued operation. GE BPS constitutes a group of assets that can be clearly distinguished operationally and for financial reporting purposes from the rest of the Company. Management has determined that the group of assets does not fit the Company’s future business model and committed to sell the net assets with an original carrying value of $216, which approximated the fair value less cost to sell the group of assets. At March 31, 2005 the Company determined that the plan of sale criteria in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, had been met and classified the assets and liabilities accordingly on the balance sheet.

On October 1, 2005, the Company sold its discontinued operation for $320, net of sales costs incurred. The sale resulted in gain of $326 and is presented in the consolidated statement of operations.

3.   Investments

At December 31, 2005, available-for-sale securities consist of the following:

	Cost Basis	Unrealized Holding Gains	Fair Value
U.S. government agencies	$1,961	$26	$1,987
Corporate obligations	2,743	30	2,773
Total available-for-sale securities	$4,704	$56	$4,760

At December 31, 2004, available-for-sale securities consists of the following:

	Cost Basis	Unrealized Holding Gains	Fair Value
U.S. government agencies	$2,300	$11	$2,311
Corporate obligations	3,864	19	3,883
Total available-for-sale securities	$6,164	$30	$6,194

All debt securities as of December 31, 2004 and 2005, have maturities of six months or less.

4.   Notes Payable

In June 2002, the Company entered into a negotiated debt restructuring, which included the reduction of outstanding debt under its senior secured credit facility from $139,293 to $57,062. In the restructuring, certain lenders with outstanding principal and interest due of $65,778 chose to receive $12,229 in cash to cancel all liabilities, as a result of which the Company recorded a pre-tax gain of $53,549. In accordance

Eschelon Telecom, Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except per Share Amounts)

4.   Notes Payable (Continued)

with SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings, a portion of the reduction in the amount outstanding could not be immediately recognized as a gain, but instead would be recognized as a reduction to interest expense over the term of the new credit facility. As of December 31, 2003, $21,871 of excess carrying value had yet to be recognized as a reduction in interest expense. For the years ended December 31, 2003 and 2004, the Company recognized, as a reduction to interest expense, $4,470 and $998, respectively, of the excess carrying value.

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

The notes will mature on March 15, 2010, and accrue interest at an annual rate of 8 3/8% with interest payments made on a semiannual basis on each March 15 and September 15. On or after March 15, 2007, the Company may redeem some or all of the notes at the following redemption prices, expressed as percentages of their accreted value, plus accrued and unpaid interest, if any, to the date of redemption: 1) on or after March 15, 2007, at 106%; 2) on or after March 15, 2008 at 103%; and 3) on or after March 15, 2009 at 100%. Prior to March 15, 2007, up to 35% of the aggregate principal amount at maturity of the notes may be redeemed at the Company’s option with the net proceeds of certain equity offerings at 112.000% of their accreted value, plus accrued and unpaid interest, if any, to the date of redemption, provided that, following such redemption, at least 65% of the aggregate principal amount at maturity of the notes originally issued remains outstanding. In addition, the Company may, at its option upon a change of control, redeem all, but not less than all, of the notes at any time prior to March 15, 2007, at 112.000% of their accreted value, plus accrued and unpaid interest, if any, to the redemption date. On September 15, 2009, if any notes are outstanding, the Company will be required to redeem 3.5% of each then outstanding note’s aggregate accreted value, or the Mandatory Principal Redemption Amount, at a redemption price of 100% of the accreted value of the portion of notes so redeemed; provided, that the Company shall simultaneously be required to redeem an additional portion of each note to the extent required to prevent such note from being treated as an Applicable High Yield Discount Obligation within the meaning of Section 163(i)(1) of the Internal Revenue Code of 1986, as amended. The Mandatory Principal Redemption Amount represents, with respect to each note, an amount approximately equal to (i) the excess of the accreted value of the outstanding notes over the original issue price thereof less (ii) an amount equal to one year’s simple uncompounded interest on the aggregate original issue price of such outstanding notes at a rate per annum equal to the yield to maturity on the outstanding notes.

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

the Company’s initial public offering of the Company common stock (see Note 8) were used to redeem the notes.

The carrying value of the notes is comprised of the following as of December 31:

	2004	2005
Principal amount due	$165,000	$107,250
Discount on notes payable	(27,222)	(15,125)
	$137,778	$92,125

The accreted value of notes payable as of December 31 of the following years is:

2006	$95,033
2007	98,332
2008	102,076
2009	106,326
March 15, 2010	107,250

The carrying amount, net of discount, of the Company’s debt instruments in the consolidated balance sheets at December 31, 2004 and 2005 approximates fair value.

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

In November of 2004, a former employee filed a suit against the Company in federal district court in Minnesota alleging that termination of her employment violated the federal Civil Rights Act and the Family Medical Leave Act, claiming $225 in damages. The Company is vigorously defending against these claims and filed a summary judgment motion as to all claims.

A lawsuit is pending against the Company and others by a former customer in Utah state court. The suit alleges damages of $1,000 regarding alleged improper assignment of an “800” number. The Company is vigorously defending this claim and believes it to be without merit. The discovery phase and period for making dispositive motions in the case have concluded.

In June 2005, the Company settled the lawsuit brought against us by Global Crossing. The parties agreed to release each other from all claims related to the dispute and to amend their agreement. The settlement agreement provided for the Company to pay Global Crossing $5,000 and for Global Crossing to credit the Company’s future bills for approximately $564 over the following six months. Under the terms of the Global Crossing settlement, the Carrier Services Agreement between the parties, which had provided that Global Crossing was the Company’s exclusive provider of voice and data services, subject to certain exceptions, and that the Company had a purchase commitment of $100,000, was amended to shorten the term of the agreement to July 1, 2006, to eliminate the exclusivity, purchase commitment and shortfall provisions and to provide that Global Crossing will be the Company’s preferred provider for Internet transit and long haul data private line needs.

The Company cannot predict the outcome of any of these proceedings or their effect on its business. The Company is party from time to time to other ordinary course matters not believe to be material.

6.   Operating and Capital Leases

The Company leases office space under operating leases. The office leases generally require a base rent plus amounts covering operating expenses and property tax. Rent expense for the years ended December 31, 2003, 2004, and 2005 was $6,007, $5,087, and $7,468, respectively.

Eschelon Telecom, Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except per Share Amounts)

6.   Operating and Capital Leases (Continued)

Future minimum lease payments under operating leases with a term in excess of one year as of December 31, 2005 are as follows:

2006	$4,929
2007	4,661
2008	4,526
2009	3,590
2010	2,155
Thereafter	4,272
$24,133

The Company also leases certain furniture and equipment under capital leases. The cost of furniture and equipment in the accompanying balance sheets includes the following amounts under capital leases:

	December 31,
	2004	2005
Cost	$6,020	$9,207
Less accumulated depreciation	(782)	(2,507)
	$5,238	$6,700

Future minimum lease payments required under capital leases together with the present value of the net future minimum lease payments at December 31, 2005 are as follows:

2006	$3,011
2007	2,592
2008	664
2009	27
Total minimum lease payments	6,294
Less amount representing interest	(900)
Present value of net minimum payments	5,394
Less current portion	(2,430)
Capital lease obligations, net of current portion	$2,964

7.   Benefit Contribution Plan

The Company has a defined contribution salary deferral plan covering substantially all employees under Section 401(k) of the Internal Revenue Code. The Company contributes an amount equal to 45 cents for each dollar contributed by each employee up to a maximum of 6% of each employee’s compensation. The Company recognized expense for contributions to the plan of $602, $764 and $962 in 2003, 2004 and 2005, respectively.

Eschelon Telecom, Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except per Share Amounts)

8.   Capital Stock

Initial Public Offering

On August 9, 2005, the Company consummated an initial public offering of 5,357,143 of the Company’s common stock at $14.00 per share. Net proceeds from the offering, after deducting underwriting discounts and commissions, were $69,750. Proceeds were used to redeem $50,630 accreted value ($57,750 principal amount) of the Company’s 8 3/8% senior second secured notes due March 15, 2010; to pay a $6,076 premium due upon redemption of the notes; and to pay $2,684 of fees and expenses associated with the offering.

Preferred Stock

In December 2004, in connection with the ATI acquisition, the Company redeemed 6,780,541 shares of its Series A Convertible Preferred Stock held by a lender for $5,085.

In December 2004, the Company issued 20,000,000 shares of its newly authorized Series B Convertible Preferred Stock, resulting in proceeds of $15,000.

Under the terms of the Series A and Series B Convertible Preferred Stock (collectively, Preferred Stock), the holders are entitled to receive, when and if declared by the Board of Directors, cumulative dividends on each share of Preferred Stock at the rate of 8% per year which shall accrue daily and, to the extent not paid, shall accumulate quarterly in arrears. At December 31, 2004, dividends in arrears were $8,777.

As a result of the Company’s initial public offering of common stock on August 9, 2005, all of the Company’s then-outstanding shares of convertible preferred stock and accumulated dividends were automatically converted to common stock.

After the conversion, the Company has 125,000,000 of undesignated preferred shares authorized and no shares of preferred stock outstanding.

Stock Options

In November 2002, the Board of Directors approved the Eschelon Telecom, Inc. Stock Option Plan of 2002 (the 2002 Plan). The 2002 Plan provides for the issuance of incentive and nonqualified stock options to key management staff. Under the 2002 Plan, the exercise price of options granted is determined by the Board of Directors, providing that incentive stock options are granted at exercise prices equal to the fair market value of the Company’s stock on the date of grant and the options are exercisable for a period not to exceed ten years from date of grant. Options are typically subject to vesting over four years, with 20% of the award vested on the grant date, and 20% of the award vesting on each subsequent anniversary of the grant date. A total of 1,632,414 shares of the Company’s common stock have been reserved for issuance under the 2002 Plan.

Eschelon Telecom, Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except per Share Amounts)

8.   Capital Stock (Continued)

The following table summarizes the options to purchase shares of the Company’s common stock under the Eschelon Telecom, Inc. Stock Option Plan of 2002:

	Shares Available for Grant	Plan Options Outstanding	Weighted Average Exercise Price
Balance at December 31, 2002	1,041,966	—	$0.68
Options granted	(786,294)	786,294	0.68
Restricted stock granted	(183,399)	—	0.68
Canceled	65,120	(65,120)	0.68
Exercised	—	(28,290)	0.68
Balance at December 31, 2003	137,393	692,884	0.68
Options granted	(101,984)	101,984	1.35
Canceled	35,921	(35,921)	0.83
Exercised	—	(11,843)	0.69
Balance at December 31, 2004	71,330	747,104	0.77
Additional shares reserved	590,448	—	—
Options granted	(533,536)	533,536	8.24
Restricted stock forfeited	494	—	0.68
Restricted stock granted	(9,350)	—	2.92
Canceled	34,693	(34,693)	3.18
Exercised	—	(78,457)	0.76
Balance at December 31, 2005	154,079	1,167,490	$4.12

The following table contains details of the stock options outstanding as of December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.00 - $10.84	962,162	7.85 years	$2.38	521,144	$1.66
$10.85 - $21.68	205,328	9.56 years	$12.24	41,261	$12.23
	1,167,490	8.15 years	$4.12	562,405	$2.43

Restricted Common Stock

In 2003, the Company granted 183,399 shares of restricted common stock to certain directors and members of management. The Company records compensation expense as the restrictions are removed from the stock. In 2005, the Company granted 9,350 shares of restricted common stock to certain directors. Total compensation expense related to restricted common stock for the years ended December 31, 2003, 2004 and 2005 was $70, $20 and $39, respectively.

Eschelon Telecom, Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except per Share Amounts)

9.   Income Taxes

As of December 31, 2005, the Company had $176,780 of net operating loss (NOL) carryforwards. The NOL carryforwards begin to expire in the year 2019. Should the Company incur a change in ownership in the future, Section 382 of the United States Internal Revenue Code may limit the amount of cumulative NOLs available to offset future income.

Components of the deferred tax asset at December 31, 2004 and 2005 are as follows:

	2004	2005
Deferred tax assets:
Net operating loss carryforward	$53,033	$69,179
Bad debts	157	186
Compensation accruals	—	174
Inventory obsolescence	91	104
Other temporary differences	121	437
	53,402	70,080
Deferred tax liabilities:
Depreciation	(7,252)	(12,259)
Other	(11)	(21)
	46,139	57,800
Valuation allowance	(46,139)	(57,800)
Net deferred tax asset	$—	$—

Income tax expense for the year ended December 31, 2005, is comprised of federal taxes. The reconciliation between the statutory federal income tax rate and the effective rate is as follows:

	Year Ended December 31,
	2003	2004	2005
Federal statutory tax rate	35.00%	34.00%	34.00%
State taxes	5.16	0.25	—
Permanent differences	—	2.74	(0.01)
Utilization of valuation allowance	(40.00)	(36.61)	(34.00)
Effective tax rate	0.16%	0.38%	(0.01)%

10.   Condensed Consolidating Financial Information

The 8 3/8% senior second secured notes due 2010 issued by Eschelon Operating Company are fully and unconditionally guaranteed jointly and severally by the Company and all existing subsidiaries and the indenture governing the notes requires that any future subsidiaries that are organized in the United States must also guarantee the notes on the same basis.

Additional information regarding the 8 3/8% senior second secured notes due 2010 is included in Note 4, Notes Payable.

Eschelon Telecom, Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except per Share Amounts)

10.   Condensed Consolidating Financial Information (Continued)

The following tables present condensed consolidating balance sheets for the years ended December 31, 2004 and 2005 and condensed consolidating statements of operations for the years ended December 31, 2003, 2004 and 2005.

Condensed Consolidating Balance Sheets
As of December 31, 2004

		Eschelon
	Eschelon	Operating	Guarantor
	Telecom, Inc.	Company	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$26,332	$—	$103	$—	$26,435
Restricted cash	722	—	—	—	722
Available-for-sale securities	6,194	—	—	—	6,194
Accounts receivable	—	—	18,941	—	18,941
Other receivables	—	—	2,976	—	2,976
Inventories	—	—	2,873	—	2,873
Prepaid expenses	1,227	—	1,183	—	2,410
Total current assets	34,475	—	26,076	—	60,551
Property and equipment, net	82,550	—	20,299	—	102,849
Investment in affiliates	58,998	—	—	(58,998)	—
Other assets	1,042	—	943	—	1,985
Goodwill	—	—	38,776	—	38,776
Intangible assets, net	12,548	7,890	12,520	—	32,958
Total assets	$189,613	$7,890	$98,614	$(58,998)	$237,119
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$4,314	$—	$9,487	$—	$13,801
Accrued telecommunication costs	—	—	2,190	—	2,190
Accrued office rent	1,722	—	614	—	2,336
Accrued interest expense	—	4,069	1	—	4,070
Other accrued expenses	489	—	5,509	—	5,998
Deferred revenue	—	—	7,300	—	7,300
Accrued compensation expenses	2,172	—	1,416	—	3,588
Capital lease obligation, current maturities	1,526	—	103	—	1,629
Total current liabilities	10,223	4,069	26,620	—	40,912
Long-term liabilities:
Other long-term liabilities	76	—	554	—	630
Capital lease obligation, less current maturities	2,607	—	217	—	2,824
Notes payable	—	137,778	—	—	137,778
Due to (from) affiliates	227,721	(174,370)	(53,351)	—	—
Total liabilities	240,627	(32,523)	(25,960)	—	182,144
Convertible preferred stock	63,155	—	—	—	63,155
Stockholders’ equity (deficit)	(114,169)	40,413	124,574	(58,998)	(8,180)
Total liabilities and stockholders’ equity (deficit)	$189,613	$7,890	$98,614	$(58,998)	$237,119

Eschelon Telecom, Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except per Share Amounts)

10.   Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Balance Sheets
As of December 31, 2005

		Eschelon
	Eschelon	Operating	Guarantor
	Telecom, Inc.	Company	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$25,070	$—	$992	$—	$26,062
Restricted cash	996	—	—	—	996
Available-for-sale securities	4,760	—	—	—	4,760
Accounts receivable	—	—	22,996	—	22,996
Other receivables	—	—	3,052	—	3,052
Inventories	—	—	2,927	—	2,927
Prepaid expenses	1,149	—	1,145	—	2,294
Total current assets	31,975	—	31,112	—	63,087
Property and equipment, net	82,840	—	43,612	—	126,452
Investment in affiliates	59,046	—	—	(59,046)	—
Other assets	507	—	999	—	1,506
Goodwill	—	—	7,168	—	7,168
Intangible assets, net	13,695	4,588	15,050	—	33,333
Total assets	$188,063	$4,588	$97,941	$(59,046)	$231,546
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$14,602	$—	$1,798	$—	$16,400
Accrued telecommunication costs	—	—	4,227	—	4,227
Accrued office rent	1,485	—	550	—	2,035
Accrued interest expense	—	2,645	1	—	2,646
Other accrued expenses	944	—	4,541	—	5,485
Deferred revenue	—	—	7,921	—	7,921
Accrued compensation expenses	1,623	—	1,186	—	2,809
Capital lease obligation, current maturities	2,320	—	110	—	2,430
Total current liabilities	20,974	2,645	20,334	—	43,953
Long-term liabilities:
Other long-term liabilities	251	—	—	—	251
Capital lease obligation, less current maturities	2,857	—	107	—	2,964
Notes payable	—	92,125	—	—	92,125
Due to (from) affiliates	214,773	(107,148)	(107,625)	—	—
Total liabilities	238,855	(12,378)	(87,184)	—	139,293
Convertible preferred stock	—	—	—	—	—
Stockholders’ equity (deficit)	(50,792)	16,966	185,125	(59,046)	92,253
Total liabilities and stockholders’ equity (deficit)	$188,063	$4,588	$97,941	$(59,046)	$231,546

Eschelon Telecom, Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except per Share Amounts)

10.   Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2003

		Eschelon
	Eschelon	Operating	Guarantor
	Telecom, Inc.	Company	Subsidiaries	Consolidated
Revenue:
Network services	$—	$—	$115,482	$115,482
Business telephone systems	—	—	25,614	25,614
	—	—	141,096	141,096
Cost of revenue:
Network services	—	—	45,037	45,037
Business telephone systems	—	—	15,784	15,784
	—	—	60,821	60,821
Gross profit:
Network services	—	—	70,445	70,445
Business telephone systems	—	—	9,830	9,830
	—	—	80,275	80,275
Operating expenses:
Sales, general and administrative	35,274	—	30,978	66,252
Depreciation and amortization	16,785	—	13,314	30,099
Total operating expenses	52,059	—	44,292	96,351
Operating income (loss)	(52,059)	—	35,983	(16,076)
Other income (expense)	(669)	(440)	7	(1,102)
Income (loss) before income taxes	(52,728)	(440)	35,990	(17,178)
Income taxes	(28)	—	—	(28)
Net income (loss)	$(52,756)	$(440)	$35,990	$(17,206)

Eschelon Telecom, Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except per Share Amounts)

10.   Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2004

		Eschelon
	Eschelon	Operating	Guarantor
	Telecom, Inc.	Company	Subsidiaries	Consolidated
Revenue:
Network services	$—	$—	$131,780	$131,780
Business telephone systems	—	—	26,316	26,316
	—	—	158,096	158,096
Cost of revenue:
Network services	—	—	47,354	47,354
Business telephone systems	—	—	15,979	15,979
	—	—	63,333	63,333
Gross profit:
Network services	—	—	84,426	84,426
Business telephone systems	—	—	10,337	10,337
	—	—	94,763	94,763
Operating expenses:
Sales, general and administrative	37,400	—	31,855	69,255
Depreciation and amortization	20,734	—	10,371	31,105
Total operating expenses	58,134	—	42,226	100,360
Operating income (loss)	(58,134)	—	52,537	(5,597)
Other income (expense)	(1,079)	7,811	(20)	6,712
Income (loss) before income taxes	(59,213)	7,811	52,517	1,115
Income taxes	(4)	—	—	(4)
Net income (loss)	$(59,217)	$7,811	$52,517	$1,111

Eschelon Telecom, Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except per Share Amounts)

10.   Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2005

		Eschelon
	Eschelon	Operating	Guarantor
	Telecom, Inc.	Company	Subsidiaries	Consolidated
Revenue:
Network services	$—	$—	$201,835	$201,835
Business telephone systems	—	—	25,908	25,908
	—	—	227,743	227,743
Cost of revenue:
Network services	—	—	85,914	85,914
Business telephone systems	—	—	16,139	16,139
	—	—	102,053	102,053
Gross profit:
Network services	—	—	115,921	115,921
Business telephone systems	—	—	9,769	9,769
	—	—	125,690	125,690
Operating expenses:
Sales, general and administrative	42,551	—	47,759	90,310
Depreciation and amortization	22,160	—	17,493	39,653
Total operating expenses	64,711	—	65,252	129,963
Operating income (loss)	(64,711)	—	60,438	(4,273)
Other income (expense)	(3,988)	(23,447)	66	(27,369)
Income (loss) before income taxes	(68,699)	(23,447)	60,504	(31,642)
Income taxes	(4)	—	—	(4)
Net income (loss) before discontinued operation	(68,703)	(23,447)	60,504	(31,646)
Income from discontinued operation, net of tax	—	—	655	655
Net income (loss)	$(68,703)	$(23,447)	$61,159	$(30,991)

11. Reverse Stock Split

The Company completed a 0.0738-for-one reverse stock split affecting all outstanding shares of common stock on August 2, 2005. All share and per share data have been adjusted to reflect the stock split.

12. Subsequent Events

In January 2006, the Company signed a definitive agreement to acquire Oregon Telecom, Inc., a privately-held competitive services provider based in Salem, Oregon. The Company will pay $20,000 in cash to acquire Oregon Telecom. The transaction is expected to close early in the second quarter of 2006.