Form 10-Q
period 2006-03-31
ESCHELON TELECOM INC
filed 2006-05-12
CIK 1110507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-0001

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

As of April 30, 2006, the number of outstanding shares of the Registrant’s Common Stock, par value $.01 per share, was 14,864,283 shares.

ESCHELON TELECOM, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Eschelon Telecom, Inc.

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Amounts)

	December 31,	March 31,
	2005	2006
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,062	$73,580
Restricted cash	996	893
Available-for-sale securities	4,760	795
Accounts receivable, net of allowance for doubtful accounts of $492 and $649, respectively	22,996	21,760
Other receivables	3,052	3,308
Inventories	2,927	3,258
Prepaid expenses	2,294	3,394
Total current assets	63,087	106,988

Property and equipment, net	126,452	124,811

Other assets	1,506	1,466
Goodwill	7,168	7,168
Intangible assets, net	33,333	34,546
Total assets	$231,546	$274,979

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$16,400	$15,418
Accrued telecommunication costs	4,227	5,008
Accrued office rent	2,035	1,864
Accrued interest expense	2,646	579
Other accrued expenses	5,485	6,149
Deferred revenue	7,921	7,932
Accrued compensation expenses	2,809	3,546
Capital lease obligations, current maturities	2,430	1,833
Total current liabilities	43,953	42,329

Long-term liabilities:
Commitments and contingencies
Other long-term liabilities	251	144
Capital lease obligations, less current maturities	2,964	2,946
Notes payable	92,125	138,433
Total liabilities	139,293	183,852

Stockholders’ equity:
Preferred stock, $0.01 par value per share; 125,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 200,000,000 shares authorized; issued and outstanding shares – 14,634,279 shares at December 31, 2005; and 14,848,007 at March 31, 2006	146	148
Additional paid-in capital	248,199	247,596
Accumulated other comprehensive income	56	13
Accumulated deficit	(155,047)	(156,630)
Deferred compensation	(1,101)	—
Total stockholders’ equity	92,253	91,127
Total liabilities and stockholders’ equity	$231,546	$274,979

See accompanying notes.

Eschelon Telecom, Inc.

Unaudited Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Amounts)

	Three months ended
	March 31,
	2005	2006
Revenue:
Network services	$48,668	$52,785
Business telephone systems	5,865	6,941
Total revenue	54,533	59,726

Cost of revenue:
Network services (exclusive of depreciation and amortization)	20,001	20,763
Business telephone systems	3,630	4,553
Total cost of revenue	23,631	25,316

Gross profit:
Network services	28,667	32,022
Business telephone systems	2,235	2,388
Total gross profit	30,902	34,410

Operating expenses:
Sales, general and administrative	22,365	22,699
Depreciation and amortization	8,574	10,176
Operating income (loss)	(37)	1,535

Other income (expense):
Interest income	131	233
Interest expense	(4,862)	(3,400)
Other income	—	49
Loss before income taxes	(4,768)	(1,583)
Income taxes	—	—
Net loss	(4,768)	(1,583)
Less preferred stock dividends	(1,079)	—
Net loss applicable to common stockholders	$(5,847)	$(1,583)

Net loss per share:
Basic and diluted	$(18.70)	$(0.11)

Weighted average number of shares outstanding:
Basic and diluted	313,400	14,680,783

See accompanying notes.

Eschelon Telecom, Inc.

Unaudited Consolidated Statements of Cash Flows

(In Thousands)

	Three months ended
	March 31,
	2005	2006
Operating activities
Net loss	$(4,768)	$(1,583)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	8,574	10,176
Other non-cash items	1,342	1,488
Changes in operating assets and liabilities:
Restricted cash	71	103
Accounts receivable	(302)	961
Inventories	(379)	(331)
Prepaid expenses and other assets	450	(1,416)
Accounts payable and accrued expenses	(3,454)	(1,775)
Deferred revenue	23	11
Accrued compensation expense	793	737
Net cash provided by operating activities	2,350	8,371

Investing activities
Purchase of assets held for sale, net of liabilities	(216)	—
Purchases of available-for-sale securities	(14,134)	—
Proceeds from sales of available-for-sale securities	7,646	4,000
Purchases of property and equipment	(4,972)	(5,360)
Cash paid for customer installation costs	(3,343)	(3,640)
Proceeds from sales of assets	5	28
Net cash used in investing activities	(15,013)	(4,972)

Financing activities
Proceeds from issuance of notes payable	—	45,600
Payments made on notes and capital lease obligations	(453)	(638)
Proceeds from issuance of stock, net of fees	1	153
Increase in debt issuance costs	(240)	(996)
Net cash provided by (used in) financing activities	(692)	44,119

Net increase (decrease) in cash and cash equivalents	(13,355)	47,518
Cash and cash equivalents at beginning of period	26,435	26,062
Cash and cash equivalents at end of period	$13,080	$73,580

Supplemental cash flow information
Cash paid for interest	$3,643	$2,485

Supplemental noncash activities
Equipment purchases under capital leases	$584	$21
Value of common stock issued to management and certain members of board of directors	$24	$—

See accompanying notes.

Eschelon Telecom, Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Share and Per Share Amounts)

(Unaudited)

1.)          Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Eschelon Telecom, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments and accruals) considered necessary for a fair presentation for the periods indicated have been included. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the Company’s audited financial statements and related notes thereto for the year ended December 31, 2005 included in the Eschelon Telecom, Inc. Form 10-K filed with the SEC on March 17, 2006.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Available-for-Sale Securities

Short-term investments are comprised of municipal and United States government debt securities with maturities of more than three months but less than one year. In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, and based on the Company’s intentions regarding these instruments, all investments in debt securities are classified as available-for-sale and accounted for at fair value. Fair value is determined by quoted market prices, with unrealized gains and losses reported as a separate component of stockholders’ equity. The Company uses the specific identification of securities sold method to recognize realized gains and losses in earnings.

The cost basis, unrealized holding gains and fair value of the investment securities available-for-sale as of March 31, 2006 and December 31, 2005, are as follows:

		Unrealized
		Holding
	Cost Basis	Gains	Fair Value

Available-for-sale securities as of March 31, 2006	$782	$13	$795

Available-for-sale securities as of December 31, 2005	$4,704	$56	$4,760

Debt securities as of March 31, 2006, have maturities of less than six months.

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

Property and equipment consist of the following:

	December 31,	March 31,
	2005	2006

Vehicles	$1,375	$1,406
Office furniture and equipment	18,229	18,758
Computer equipment and software	41,897	42,885
Leasehold improvements	23,765	24,511
Switching and data equipment and software	134,661	137,604
	219,927	225,164
Less accumulated depreciation	(93,475)	(100,353)
Property and equipment, net	$126,452	$124,811

Goodwill and Other Intangible Assets

Goodwill represents the excess of cost over the fair value of net assets acquired.

Intangibles consist of customer installation costs, debt issuance costs, customer relationships, non-compete agreements and developed technology. The customer installation costs are being amortized over a period of 48 months, which approximates the average life of a customer contract. Debt issuance costs are being amortized over the term of the respective debt obligation. Non-compete agreement costs represent costs associated with a non-compete agreement with a former employee. These costs are being amortized over the term of the agreement. Customer relationships and developed technology are being amortized over four and three years, respectively.

Intangible assets consist of the following:

	December 31,	March 31,
	2005	2006

Customer installation costs	$77,650	$81,370
Debt issuance costs	5,666	6,662
Customer relationships	3,820	3,820
Non-compete agreements	300	300
Developed technology	94	94
	87,530	92,246
Less accumulated amortization	(54,197)	(57,700)
Intangible assets, net	$33,333	$34,546

Stock-Based Compensation

Stock Option Plan

A total of 1,632,414 shares of the Company’s common stock have been authorized for issuance under the Eschelon Telecom, Inc. Stock Option Plan of 2002 (the “2002 Plan”). The 2002 Plan provides for grants of incentive stock options, non-statutory stock options, stock appreciation rights, restricted or unrestricted stock awards, phantom stock, performance awards and other stock-based awards to our employees, former employees, officers, directors and consultants. The 2002 Plan is administered by the Compensation Committee of the Board of Directors, which has sole discretion and authority, consistent with the provisions of the 2002 Plan, to determine which eligible participants will receive awards, when awards will be granted, the terms of awards, and the number of shares that will be subject to awards. The purpose of the 2002 Plan is to enable the Company to attract, retain and reward the best-available persons, to provide participants with incentives to improve stockholder value and to contribute to the growth and financial success of the Company through their future services of the Company. All of the Company’s employees, former employees, officers and directors are eligible to participate in the 2002 Plan.

The exercise price of incentive stock options may not be less than the fair market value of the stock on the date of grant and the options are exercisable for a period not to exceed ten years from date of grant. Options and restricted stock awards are typically subject to one of the following vesting schedules:  (1) 20% upon the initial grant and 20% per year over four years from the date of grant, (2) 20% per year over five years from the date of grant, or (3) 33 1/3% upon the initial grant and 33 1/3% per year over two years from the date of grant. Awards granted may be subject to other vesting terms as determined by the Compensation Committee.

Stock Options

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R (SFAS 123R), Share-Based Payment: an amendment of FASB Statement No. 123 and FASB Statement No. 95, which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. Prior to the adoption of SFAS 123R, the Company accounted for its stock-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations. The Company recorded $336 of stock-based compensation expense under SFAS 123R for the three months ended March 31, 2006 for stock option awards. Under APB 25, $139 of stock-based compensation expense would have been recorded for the same period. For the three months ended March 31, 2006, $10 was recorded for vested restricted awards. At March 31, 2006, there is $1,064 of total unrecognized compensation expense related to unvested shares granted under the Company’s share-based payment plans, of which $1,053 relates to service-based option awards and $11 relates to restricted stock awards. The expense is expected to be recognized over a weighted-average period of 1.1 years.

The Company adopted SFAS 123R using the modified prospective transition method and the straight-line attribution method for recognizing compensation expense. Under the modified prospective transition method, compensation expense recognized during the three months ended March 31, 2006, included:  (a) the quarterly prorated portion of compensation expense for all share-based awards granted prior to January 1, 2006, but not yet vested, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) the quarterly prorated portion of compensation expense for all share-based awards granted subsequent to adoption of SFAS 123R, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for periods prior to the adoption of SFAS 123R have not been restated to reflect the impact of the provisions of SFAS 123R.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using assumptions required by SFAS 123R. Due to insufficient history related to options, the Company uses the short-cut method accepted by the SEC to determine the expected life of options. The Company expects to continue using the short-cut method for options granted through December 31, 2007, after which the use of the short-cut method is not permitted by the SEC. Volatility is estimated based on an exchange-traded telecommunications fund using data which corresponds to the expected term of the options granted. The risk-free interest rate is based on the Federal Reserve rate for U.S. government securities with a term that corresponds to the expected term of the options granted. The Company uses historical data and other factors to estimate the expected forfeiture rate.

The following table summarizes the assumptions used to estimate the fair value of options granted during the three month periods ended March 31, 2005 and 2006 using the Black-Scholes option-pricing model:

	Three months ended March 31,
	2005	2006
Expected dividend yield	—	—
Expected stock price volatility	25%	26%
Risk-free interest rate	3.71%	4.56%
Expected life of options	5 years	6 – 6.5 years

Pro forma information regarding net loss and net loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The following table illustrates the effect on net loss per share for the three months ended March 31, 2005, if the Company had applied the fair value recognition provision of SFAS 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

Three months
Ended
March 31, 2005
Net loss applicable to common stockholders, as reported	$(5,847)
Add: Stock-based employee compensation expense included in reported net loss	12
Deduct: Total stock-based employee compensation expense determined under fair value-based methods for all awards	(17)
Pro forma net loss applicable to common stockholders	$(5,852)

Net loss per share:
Basic and diluted - as reported	$(18.70)
Basic and diluted - pro forma	$(18.70)

The following table summarizes the option activity under the 2002 Plan:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2005	1,167,490	$4.12
Granted	13,638	12.00
Canceled	(11,537)	7.07
Exercised	(218,214)	0.72
Outstanding at March 31, 2006	951,377	$4.97	8.22	$10,227

Vested and expected to vest in the future at March 31, 2006	948,735	$4.97	8.22	$10,204
Exercisable at March 31, 2006	417,740	$3.09	7.63	$5,274

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2006 and 2005, was $4.35 and $2.27, respectively. The total intrinsic value for options exercised during the three months ended March 31, 2006 and 2005, was $2,708 and $1, respectively.

Cash received from option exercises for the three months ended March 31, 2006 and 2005, was $153 and $1, respectively.

Restricted and Unrestricted Common Stock

In 2003, the Company granted 183,399 shares of restricted common stock to certain of its directors and members of management. The Company records compensation expense as the restrictions are removed from the stock. In 2005, the Company granted 9,350 shares of unrestricted common stock to certain directors. Total compensation expense related to restricted and unrestricted common stock for the three months ended March 31, 2006 and 2005, is $10 and $36, respectively.

The following table summarizes the activity of the Company’s unvested restricted common shares for the three months ended March 31, 2006:

	Number of Shares	Weighted Average Grant- Date Fair Value

Unvested at December 31, 2005	31,686	$0.68
Granted	—	—
Vested	(15,842)	0.68
Forfeited	—	—
Unvested at March 31, 2006	15,844	$0.68

Net Income (Loss) Per Share

Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had potentially dilutive common shares been issued. Potentially dilutive shares of common stock include unexercised stock options and unvested restricted stock grants. The Company does not have any potentially dilutive shares because net losses were reported in all periods presented.

2.)          Acquisitions

Advanced TelCom, Inc.

In connection with the acquisition of Advanced TelCom, Inc. on December 31, 2004, the Company accrued $2,531 in acquisition related expenses, which included severance benefits, relocation costs and contract termination fees. During the fourth quarter of 2005 the Company finalized its liabilities incurred in connection with the acquisition and recorded an adjustment to decrease the recorded liabilities by $403, which was recorded as a reduction to goodwill. As of March 31, 2006, $93 of the acquisition related expenses have yet to be paid.

3.)          Notes Payable

On March 29, 2006, the Company completed an offering of $48,000 of 8 3/8% senior second secured notes (“notes”) due 2010 at a discount resulting in a 9.92% yield. The notes were entered into under a fourth supplemental indenture to the original indenture dated March 17, 2004, and have the same terms and conditions of the original indenture. The Company received net proceeds of approximately $44,604 after deducting fees and expenses associated with the offering. The Company’s acquisition of Oregon Telecom, Inc. on April 1, 2006, was financed with approximately $20,000 of the proceeds from the offering. The remaining proceeds will be used for general corporate purposes and potential future acquisitions.

4.)          Benefit Contribution Plan

The Company has a defined contribution salary deferral plan covering substantially all employees under Section 401(k) of the Internal Revenue Code. The Company contributes an amount equal to 45 cents for each dollar contributed by each employee up to a maximum of 6% of each employee’s compensation. The Company recognized expense for contributions to the plan for the three months ended March 31, 2005 and 2006 of $227 and $230, respectively.

5.)          Capital Stock

Preferred Stock

As a result of the Company’s initial public offering of common stock in August 2005, all of the Company’s then-outstanding shares of convertible preferred stock and accumulated dividends were automatically converted to common stock.

After the conversion, the Company has 125,000,000 of undesignated preferred shares authorized and no shares of preferred stock outstanding.

Prior to the conversion, under the terms of the Company’s Series A Convertible Preferred Stock and Series B Convertible Preferred Stock (collectively, “Preferred Stock”), the holders were entitled to receive, when and if declared by the Board of Directors, cumulative dividends on each share of Preferred Stock at the rate of 8% per year which accrued daily and, to the extent not paid, accumulated quarterly in arrears. At March 31, 2005, dividends in arrears were $9,856.

6.)          Reverse Stock Split

The Company completed a 0.0738-for-one reverse stock split affecting all outstanding shares of common stock on August 2, 2005. All share and per share data have been adjusted to reflect the stock split.

7.)          Condensed Consolidating Financial Information

The Company’s 8 3/8% senior second secured notes due 2010 issued by Eschelon Operating Company are fully and unconditionally guaranteed jointly and severally by the Company and all existing subsidiaries and the indenture governing the notes requires that any future subsidiaries that are organized in the United States must also guarantee the notes on the same basis.

The following tables present condensed consolidating balance sheets at December 31, 2005 and March 31, 2006 and condensed consolidating statements of operations for the three-month periods ended March 31, 2005 and 2006.

Unaudited Condensed Consolidating Balance Sheets

As of December 31, 2005

(In Thousands)

		Eschelon
	Eschelon	Operating	Guarantor
	Telecom, Inc.	Company	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$25,070	$—	$992	$—	$26,062
Restricted cash	996	—	—	—	996
Available-for-sale securities	4,760	—	—	—	4,760
Accounts receivable	—	—	22,996	—	22,996
Other receivables	—	—	3,052	—	3,052
Inventories	—	—	2,927	—	2,927
Prepaid expenses	1,149	—	1,145	—	2,294
Total current assets	31,975	—	31,112	—	63,087

Property and equipment, net	82,840	—	43,612	—	126,452

Investment in affiliates	59,046	—	—	(59,046)	—
Other assets	507	—	999	—	1,506
Goodwill	—	—	7,168	—	7,168
Intangible assets, net	13,695	4,588	15,050	—	33,333
Total assets	$188,063	$4,588	$97,941	$(59,046)	$231,546

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$14,602	$—	$1,798	$—	$16,400
Accrued telecommunication costs	—	—	4,227	—	4,227
Accrued office rent	1,485	—	550	—	2,035
Accrued interest expense	—	2,645	1	—	2,646
Other accrued expenses	944	—	4,541	—	5,485
Deferred revenue	—	—	7,921	—	7,921
Accrued compensation expenses	1,623	—	1,186	—	2,809
Capital lease obligations, current maturities	2,320	—	110	—	2,430
Total current liabilities	20,974	2,645	20,334	—	43,953

Long-term liabilities:
Other long-term liabilities	251	—	—	—	251
Capital lease obligations, less current maturities	2,857	—	107	—	2,964
Notes payable	—	92,125	—	—	92,125
Due to (from) affiliates	213,724	(106,099)	(107,625)	—	—
Total liabilities	237,806	(11,329)	(87,184)	—	139,293

Convertible preferred stock	—	—	—	—	—
Stockholders’ equity (deficit)	(49,743)	15,917	185,125	(59,046)	92,253
Total liabilities and stockholders’ equity (deficit)	$188,063	$4,588	$97,941	$(59,046)	$231,546

Unaudited Condensed Consolidating Balance Sheets

As of March 31, 2006

(In Thousands)

		Eschelon
	Eschelon	Operating	Guarantor
	Telecom, Inc.	Company	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$73,665	$—	$(85)	$—	$73,580
Restricted cash	893	—	—	—	893
Available-for-sale securities	795	—	—	—	795
Accounts receivable	—	—	21,760	—	21,760
Other receivables	—	—	3,308	—	3,308
Inventories	—	—	3,258	—	3,258
Prepaid expenses	1,708	—	1,686	—	3,394
Total current assets	77,061	—	29,927	—	106,988

Property and equipment, net	83,397	—	41,414	—	124,811

Investment in affiliates	59,046	—	—	(59,046)	—
Other assets	509	—	957	—	1,466
Goodwill	—	—	7,168	—	7,168
Intangible assets, net	14,492	5,378	14,676	—	34,546
Total assets	$234,505	$5,378	$94,142	$(59,046)	$274,979

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$13,489	$—	$1,929	$—	$15,418
Accrued telecommunication costs	—	—	5,008	—	5,008
Accrued office rent	1,076	—	788	—	1,864
Accrued interest expense	—	578	1	—	579
Other accrued expenses	1,203	—	4,946	—	6,149
Deferred revenue	—	—	7,932	—	7,932
Accrued compensation expenses	2,799	—	747	—	3,546
Capital lease obligations, current maturities	1,721	—	112	—	1,833
Total current liabilities	20,288	578	21,463	—	42,329

Long-term liabilities:
Other long-term liabilities	144	—	—	—	144
Capital lease obligations, less current maturities	2,868	—	78	—	2,946
Notes payable	—	138,433	—	—	138,433
Due to (from) affiliates	218,343	(146,211)	(132,366)	—	—
Total liabilities	311,643	(7,200)	(110,825)	—	183,852

Convertible preferred stock	—	—	—	—	—
Stockholders’ equity (deficit)	(71,760)	12,578	204,967	(59,046)	91,127
Total liabilities and stockholders’ equity (deficit)	$239,883	$5,378	$94,142	$(59,046)	$274,979

Unaudited Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2005

(In Thousands)

		Eschelon
	Eschelon	Operating	Guarantor
	Telecom, Inc.	Company	Subsidiaries	Consolidated

Revenue:
Network services	$—	$—	$48,668	$48,668
Business telephone systems	—	—	5,865	5,865
	—	—	54,533	54,533

Cost of revenue:
Network services	—	—	20,001	20,001
Business telephone systems	—	—	3,630	3,630
	—	—	23,631	23,631

Gross profit:
Network services	—	—	28,667	28,667
Business telephone systems	—	—	2,235	2,235
	—	—	30,902	30,902
Operating expenses:
Sales, general and administrative	10,473	—	11,892	22,365
Depreciation and amortization	5,272	—	3,302	8,574
Total operating expenses	15,745	—	15,194	30,939

Operating income (loss)	(15,745)	—	15,708	(37)
Other income (expense)	(67)	(4,674)	10	(4,731)
Income (loss) before income taxes	(15,812)	(4,674)	15,718	(4,768)
Income taxes	—	—	—	—
Net income (loss)	$(15,812)	$(4,674)	$15,718	$(4,768)

Unaudited Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2006

(In Thousands)

		Eschelon
	Eschelon	Operating	Guarantor
	Telecom, Inc.	Company	Subsidiaries	Consolidated

Revenue:
Network services	$—	$—	$52,785	$52,785
Business telephone systems	—	—	6,941	6,941
	—	—	59,726	59,726

Cost of revenue:
Network services	—	—	20,763	20,763
Business telephone systems	—	—	4,553	4,553
	—	—	25,316	25,316

Gross profit:
Network services	—	—	32,022	32,022
Business telephone systems	—	—	2,388	2,388
	—	—	34,410	34,410
Operating expenses:
Sales, general and administrative	12,722	—	9,977	22,699
Depreciation and amortization	5,609	—	4,567	10,176
Total operating expenses	18,331	—	14,544	32,875

Operating income (loss)	(18,331)	—	19,866	1,535
Other income (expense)	244	(3,339)	(23)	(3,118)
Income (loss) before income taxes	(18,087)	(3,339)	19,843	(1,583)
Income taxes	—	—	—	—
Net income (loss)	$(18,087)	$(3,339)	$19,843	$(1,583)

8.)          Subsequent Event

On April 1, 2006, the Company completed its acquisition of Oregon Telecom, Inc., a privately-held competitive services provider based in Salem, Oregon. The Company paid approximately $20,000 in cash to acquire Oregon Telecom, Inc.

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

Key Components of Results of Operations

Revenue. Network services revenue consists primarily of local dial tone, switched access lines, long distance, access charges and data service. Revenue from local telephone service consists of charges for basic local service, including dedicated T1 access, and custom-calling features such as call waiting and call forwarding. Revenue from long distance service consists of per-minute-of-use charges for a full range of traditional switched and dedicated long distance, toll-free calling, international, calling card and operator services. Carrier access revenue consists primarily of usage charges that we bill long distance carriers to originate and terminate calls to and from our customers. In addition, in some of our markets we currently charge other local exchange carriers and wireless carriers usage charges to originate and terminate local and wireless calls to and from certain customers (otherwise known as reciprocal compensation). Revenue from data services consists primarily of monthly usage fees for Internet access services. We typically commit our customers to contracts ranging from one to three years and provide discounts for longer terms. Network services revenue comprised 88.4% of our total revenue for the three months ended March 31, 2006, and represents a predominantly recurring revenue stream.

Monthly recurring network services revenue is recognized in the month the services are used. In the case of local service revenue, monthly recurring local services charges are billed in advance but accrued for and recognized on a prorated basis based on length of service in any given month. Non-recurring revenues associated with line installations are recognized over the average life of the customers. Long distance and access charges are billed in arrears but accrued based on monthly average usage. Prior to 2005, we had not historically received any revenues from reciprocal compensation due to our bill-and-keep arrangement with Qwest. As a result of the acquisition of Advanced TelCom, Inc., which was not under a bill-and-keep arrangement with the RBOCs, and our recently negotiated reciprocal compensation agreements with a few wireless carriers, we recorded approximately $0.2 million and $0.3 million of reciprocal compensation revenue for the three month periods ended March 31, 2006 and 2005, respectively. We do not have any wholesale revenue other than access revenue and this reciprocal compensation.

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

The costs to lease local loops, digital T1 lines and high capacity digital interoffice transport facilities from the RBOCs varies by carrier and by state and are regulated under federal and state laws. In virtually all areas, we lease local loops, T1 lines and interoffice transport capacity from the RBOCs. We lease interoffice facilities from carriers other than the RBOCs where possible in order to lower costs and improve network redundancy; however, in most cases, the RBOCs are our only source for local loops and T1 lines. Historically, we purchased, on a wholesale or negotiated basis, unbundled network elements platform, or UNE-P, from Qwest, AT&T and Verizon, and customized network element packages, or UNE-E, from Qwest. We also purchase, on a wholesale or negotiated basis, Centrex services, which are services for the portion of the public telephone switch that is dedicated to a customer, from AT&T. The rates for UNE-P and Centrex were regulated and established by the various state corporation or utility commissions. We entered into agreements with Qwest and Verizon for UNE-P replacement products in 2005. As of March 31, 2006, we had approximately 53,600 access lines in service that were formerly categorized as UNE-P access lines and are now provided under commercial agreements. The Qwest UNE-E agreement was terminated with the adoption of Qwest’s commercial UNE-P replacement product, QPP, and all Qwest UNE-E lines were moved to QPP on January 1, 2005. We believe we will incur higher costs in 2006 to obtain access to certain elements of telecommunications platforms as a result of the Triennial Review Remand Order. We will continue to migrate QPP lines to our switches as resources permit to help mitigate the increased costs.

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

Determining our allowance for doubtful accounts receivable requires significant estimates. We consider two primary factors in determining the proper level of the allowance, including historical collections experience and the aging of the accounts receivable portfolio. We perform a credit review process on each new customer that involves reviewing the customer’s current service provider bill and payment history, matching customers with the National Telecommunications Data Exchange database for delinquent customers and, in some cases, requesting credit reviews through Dun and Bradstreet. For each of the three months ended March 31, 2005 and 2006, our bad debt expense as a percentage of revenue was 0.2% and 0.5% respectively.

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

Acquisitions

On April 1, 2006, we completed our acquisition of Oregon Telecom, Inc. (OTI), a privately-held competitive services provider based in Salem, Oregon. OTI is a reseller of local, long distance and Internet access services in Oregon to approximately 9,000 business customers that have approximately 53,000 access lines. We paid approximately $20 million in cash to acquire OTI.

We expect to develop and benefit from synergies as we integrate OTI into our operations. We estimate we will incur integration expenses of approximately $0.6 million as we integrate OTI’s operations and migrate OTI’s resale lines to on-net lines. We expect to spend approximately $4.7 million for capital expenditures for switch hardware and software for the increased on-net lines and for computer hardware and software necessary to integrate and operate OTI.

In quarters subsequent to the quarter ended March 31, 2006, we expect revenue, cost of sales, operating expenses and capital expenditures to increase as a result of the acquisition of OTI.

Results of Operations

Selected consolidated financial and operating data for the three-month periods ended March 31, 2005 and 2006 is as follows (dollars in thousands, except per unit amounts):

	Three months ended March 31,
	2005	2006	% Change
	(unaudited)	(unaudited)
Total revenue	$54,533	$59,726	9.5%
Total gross margin (%)	56.7%	57.6%	1.7%
Capital expenditures	$8,898	$9,021	1.4%
Cash, restricted cash and available-for-sale securities	$26,484	$75,268	184.2%

Voice lines in service	259,594	273,449	5.3%
Data lines in service	127,183	154,072	21.1%
Total lines in service	386,777	427,521	10.5%
Percent of lines on switch	82.6%	87.1%	5.4%
Lines sold	26,495	30,740	16.0%
Average monthly access line churn (%)	1.51%	1.56%	2.9%
Average monthly network services revenue per line	$42.30	$41.61	(1.6)%

Total employees	1,130	1,100	(2.7)%
Quota-carrying network service salespeople	191	205	7.3%
Quota-carrying BTS salespeople	39	45	15.4%
Total quota-carrying salespeople	230	250	8.7%

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Revenue. Revenue for the three months ended March 31, 2005 and 2006 is as follows:

	2005	2006	% Change
	(unaudited)	(unaudited)
Revenue (in millions):
Voice and data services	$37.1	$39.7	6.9%
Long distance	8.6	9.4	9.8%
Access	3.0	3.7	23.3%
Total network services	48.7	52.8	8.5%
Business telephone systems	5.8	6.9	18.3%
Total revenue	$54.5	$59.7	9.5%

Network services revenue was $52.8 million for the three months ended March 31, 2006, an increase of 8.5% from $48.7 million in the same period of 2005. The revenue growth is primarily due to higher access lines in service. Over the past 12 months the number of voice lines in service increased by 5.3% to 273,449 at March 31, 2006 and the number of data lines in service increased by 21.1% to 154,072 at March 31, 2006. The revenue growth associated with access lines growth was partially offset by declines in data revenue per line due to a combination of customers purchasing more bandwidth at discounted prices and general pricing pressures for data services in our markets. We expect the trends in access line growth and data revenue per line reductions to continue for the foreseeable future. As we continue to grow, our size and average monthly access line churn will begin to limit our access line growth rate on both an absolute and a percentage basis unless we increase our sales force and extend our network footprint. We increased our sales force from 230 associates at March 31, 2005, to 250 associates at March 31, 2006. We plan to add another 40-50 sales associates over the next 12-24 months.

Business telephone systems (BTS) revenue was $6.9 million for the three months ended March 31, 2006, an increase of 18.3% from $5.8 million in the same period of 2005. The increase in revenue was primarily due to an increase in revenue from new systems sales. We cannot predict future trends in capital spending by small and medium-sized business customers which drives our BTS revenue.

Cost of Revenue. Cost of revenue for the three months ended March 31, 2005 and 2006 is as follows:

	2005	2006	% Change
	(unaudited)	(unaudited)
Cost of revenue (in millions):
Network services	$20.0	$20.8	3.8%
Business telephone systems	3.6	4.5	25.4%
Total cost of revenue	$23.6	$25.3	7.1%

Network services cost of revenue was $20.8 million for the three months ended March 31, 2006, an increase of 3.8% from $20.0 million in the same period of 2005. The increase is attributable to higher number of access lines in service and additional costs incurred as a result of our QPP agreement with Qwest. As a percentage of related revenue, network services cost of revenue for the three months ended March 31, 2006, decreased to 39.3% from 41.1% for the same period of 2005.

BTS cost of revenue was $4.5 million for the three months ended March 31, 2006, an increase of 25.4% from $3.6 million in the same period of 2005. Material and labor costs increased due in part to higher new systems sales in the three months ended March 31, 2006 from the same period of 2005. As a percentage of related revenue, BTS cost of revenue for the three months ended March 31, 2006 increased to 65.6% from 61.9% for the same period of 2005. We do not expect future improvements in BTS cost of revenue as a percentage of related revenue unless we are able to significantly increase BTS new systems sales and therefore achieve greater volume discounts or economies of scale in our workforce.

Gross Profit. Gross profit for the three months ended March 31, 2005 and 2006 is as follows:

	2005	2006	% Change
	(unaudited)	(unaudited)
Gross profit (in millions):
Network services	$28.7	$32.0	11.7%
Business telephone systems	2.2	2.4	6.9%
Total gross profit	$30.9	$34.4	11.4%

The increase in gross profit for the three months ended March 31, 2006, from the same period of 2005, is primarily due to higher access lines in service and higher BTS new system sales, which was partially offset by higher QPP costs. We anticipate that our BTS gross margin percentage will increase by five percentage points in the second quarter with that trend continuing through the remainder of 2006. This is a result of analyzing our internal allocation of labor costs supporting our BTS and network services products. Over the remainder of 2006 a lower amount of labor costs will be allocated to BTS cost of revenue and more labor costs will be allocated to sales, general and administrative expenses. While this will increase BTS gross margin, it will not have an impact on net income.

Sales, General and Administrative Expense. Sales, general and administrative expenses were $22.7 million for the three months ended March 31, 2006, an increase of 1.5% from $22.3 million in the same period of 2005. As a percentage of revenue, sales, general and administrative expenses for the three months ended March 31, 2006, declined to 38.0% from 41.0% in the same period of 2005 due to the improved efficiency of our existing operations resulting from our fixed cost structure supporting a higher level of revenue. Sales, general and administrative expenses will increase due to the acquisition of Oregon Telecom, Inc. on April 1, 2006, however, we expect expenses as a percentage of revenue to continue to decline.

Depreciation and Amortization. Depreciation and amortization expense was $10.2 million for the three months ended March 31, 2006, an increase of 18.7% from $8.6 million in the same period of 2005. This increase was primarily due to the resulting additional depreciation expense from the true-up of fair market value of ATI assets at the end of 2005. As a percentage of revenue, depreciation and amortization increased to 17.0% for the three months ended March 31, 2006 from 15.7% for the same period of 2005.

Interest. Interest expense was $3.4 million for the three months ended March 31, 2006, a decrease of 30.1% from $4.9 million in the same period of 2005. The decrease was primarily due to lower interest expense as a result of having a lower average outstanding debt balance for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. Our interest expense will increase next quarter due to our debt offering that we completed on March 29, 2006.

Net Income (Loss). Net loss for the three months ended March 31, 2006, was $1.6 million compared to a net loss of $4.8 million in the same period of 2005. This improvement is primarily due to the improvement in gross profit mentioned above.

Liquidity and Capital Resources

Principal Sources and Uses of Liquidity. Our principal sources of liquidity are cash from operations and our cash and cash equivalents and available-for-sale securities. The net proceeds of $44.6 million from the offering of our 8 3/8% senior second secured notes due 2010 on March 29, 2006 provided additional liquidity for funding the Oregon Telecom, Inc. acquisition and any future acquisitions and for general corporate purposes. Our principal liquidity requirements consist of debt service, capital expenditures and working capital.

Cash Flows Provided by Operating Activities. Cash provided by operating activities was $8.4 million for the three months ended March 31, 2006 compared to cash provided by operating activities of $2.4 million for the same period of 2005. The increase in cash provided by operating activities was primarily due to the lower interest expense as a result of having a lower average outstanding debt balance and due to the improvement in gross profit.

Cash Flows Used in Investing Activities. Cash used in investing activities was $5.0 million for the three months ended March 31, 2006 compared to $15.0 million for the same period of 2005. The decrease is primarily due to 2005 including $14.1 million for purchases of available-for-sale securities. During the three months ended March 31, 2006, we did not purchase any available-for-sale securities. Proceeds from sales of available-for-sale securities were $4.0 million for the three months ended March 31, 2006, compared to $7.6 million in the same period of 2005. Other uses of cash for investing activities include the maintenance and expansion of our network and back office systems.

Cash Flows Provided by (Used in) Financing Activities. Cash provided by financing activities was $44.1 million for the three months ended March 31, 2006, compared to a use of cash of $0.7 million for the same period of 2005. On March 29, 2006, we completed an offering of $48.0 million in face amount of 8 3/8% senior second secured notes due 2010 at a discount resulting in a 9.92% yield. A portion of the $45.6 million gross proceeds from the offering was used to finance the acquisition of Oregon Telecom, Inc. on April 1, 2006. We also used cash for payments on capital lease obligations and for debt issuance costs.

Capital Requirements. For the three months ended March 31, 2006, we spent $9.0 million on capital expenditures. We expect to spend approximately $48.0 - $51.0 million on capital expenditures in 2006, including $3.6 million to operate and integrate Oregon Telecom, Inc. and $3.0 million for additional switch hardware, labor and installation charges needed to expand the scope of and accelerate our sales effort.

Based on our current level of operations and anticipated growth, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operations and we do not currently anticipate the need to raise additional financing to fund capital expenditures or operations for at least the next 12 months. However, any future acquisitions or other significant unplanned costs or cash requirements may require that we raise additional funds through the issuance of debt or equity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are not exposed to market risks from changes in foreign currency exchange rates or commodity prices. We do not hold any derivative financial instruments nor do we hold any securities for trading or speculative purposes.

We are exposed to changes in interest rates on our investments in cash equivalents and short-term investments. All of our investments have maturities of less than twelve months which reduces our exposure to long-term interest rate changes. Interest income for the three-month period ended March 31, 2006 was $0.2 million, therefore not exposing us to any meaningful interest income risk had rates dropped. We had $138.4 million in senior second secured notes outstanding as of March 31, 2006. These notes are at a fixed interest rate and are therefore not exposed to any interest rate risk.

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

Changes in Internal Controls Over Financial Reporting

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no material developments since our annual report on Form 10-K was filed on March 17, 2006.

We are party from time to time to ordinary course disputes that we do not believe to be material.

Item 1A. Risk Factors

There are no material developments since our annual report on Form 10-K was filed on March 17, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 4, 2005, the Securities and Exchange Commission declared effective our Registration Statement on Form S-1 (File No. 333-124703). The public offering date was August 9, 2005. The managing underwriters were Lehman Brothers, Jefferies & Company, Inc. and UBS Investment Bank. Our registration statement was for 5,357,143 shares of our common stock, par value $0.01 per share. We sold 5,357,143 shares for $14.00 per share, generating approximately $75.0 million in gross proceeds for us. After deducting underwriting discounts and commissions of $5.3 million and $2.2 million for estimated fees and expenses associated with the offering, our net proceeds were approximately $67.6 million.

From the effective date of the registration statement through March 31, 2006, the following table identifies the purposes and approximate amounts of the net proceeds paid directly or indirectly to others (dollars in millions):

Redemption of 8 3/8% senior second secured notes due March 15, 2010	$56.7
General corporate purposes	10.9
Total use of net proceeds through March 31, 2006	$67.6

On March 29, 2006, we completed a $48.0 million tack-on offering of our senior second secured notes at a discount resulting in a 9.92% yield. After deducting fees and expenses associated with the offering, our net proceeds were approximately $44.6 million. Our acquisition of Oregon Telecom, Inc. on April 1, 2006, was financed with approximately $20.0 million of the net proceeds from the offering. The remaining net proceeds of approximately $24.6 million will be used for general corporate purposes and potential future acquisitions.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders during the quarter ended March 31, 2006.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
31.1*	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Filed herewith.

†  Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eschelon Telecom, Inc.

Date: May 12, 2006	By:	/S/ Geoffrey M. Boyd

	Name:	Geoffrey M. Boyd
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)