Form 10-Q
period 2006-06-30
ESCHELON TELECOM INC
filed 2006-08-11
CIK 1110507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-0001

FORM 10-Q

(MARK ONE)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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
Yes  ☐   No  ☒

As of July 31, 2006, the number of outstanding shares of the Registrant’s Common Stock, par value $.01 per share, was 17,906,802 shares.

ESCHELON TELECOM, INC.
INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Eschelon Telecom, Inc.

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Amounts)

	December 31,	June 30,
	2005	2006
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,062	$27,006
Restricted cash	996	680
Available-for-sale securities	4,760	64,190
Accounts receivable, net of allowance for doubtful accounts of $492 and $823, respectively	22,996	23,960
Other receivables	3,052	3,972
Inventories	2,927	3,342
Prepaid expenses	2,294	2,407
Total current assets	63,087	125,557

Property and equipment, net	126,452	126,428

Other assets	1,506	1,540
Goodwill	7,168	27,585
Intangible assets, net	33,333	35,229
Total assets	$231,546	$316,339

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$16,400	$12,845
Accrued telecommunication costs	4,227	3,217
Accrued office rent	2,035	1,759
Accrued interest expense	2,646	3,830
Other accrued expenses	5,485	7,032
Deferred revenue	7,921	8,928
Accrued compensation expenses	2,809	3,117
Capital lease obligations, current maturities	2,430	1,382
Total current liabilities	43,953	42,110

Long-term liabilities:
Commitments and contingencies
Other long-term liabilities	251	352
Capital lease obligations, less current maturities	2,964	3,755
Notes payable	92,125	139,281
Total liabilities	139,293	185,498

Stockholders’ equity:
Preferred stock, $0.01 par value per share; 125,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 200,000,000 shares authorized; issued and outstanding shares – 14,634,279 shares at December 31, 2005; and 17,902,633 at June 30, 2006	146	175
Additional paid-in capital	248,199	287,974
Accumulated other comprehensive income (loss)	56	(79)
Accumulated deficit	(155,047)	(157,229)
Deferred compensation	(1,101)	—
Total stockholders’ equity	92,253	130,841
Total liabilities and stockholders’ equity	$231,546	$316,339

See accompanying notes.

Eschelon Telecom, Inc.

Unaudited Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Amounts)

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
Revenue:
Network services	$50,095	$60,920	$98,763	$113,705
Business telephone systems	6,826	7,330	12,691	14,271
Total revenue	56,921	68,250	111,454	127,976

Costs and expenses:
Network services expense (excluding depreciation and amortization)	24,901	24,780	44,902	45,543
Business telephone systems cost of revenue	4,191	4,414	7,821	8,967
Sales, general and administrative	23,080	25,973	45,445	48,672
Depreciation and amortization	8,707	9,795	17,281	19,971
Operating income (loss)	(3,958)	3,288	(3,995)	4,823

Other income (expense):
Interest income	102	759	233	992
Interest expense	(4,952)	(4,654)	(9,814)	(8,054)
Other income, net of other expense	54	8	54	57
Loss before taxes	(8,754)	(599)	(13,522)	(2,182)
Income taxes	—	—	—	—
Net loss before discontinued operation	(8,754)	(599)	(13,522)	(2,182)
Income from discontinued operation	111	—	111	—
Net loss	(8,643)	(599)	(13,411)	(2,182)
Less preferred stock dividends	(1,088)	—	(2,167)	—
Net loss applicable to common stockholders	$(9,731)	$(599)	$(15,578)	$(2,182)

Basic and diluted income (loss) per share:
Continuing operations	$(26.62)	$(0.04)	$(42.56)	$(0.14)
Discontinued operation	0.30	—	0.30	—
Net loss	$(26.32)	$(0.04)	$(42.26)	$(0.14)

Weighted average number of shares outstanding:
Basic and diluted	369,743	16,065,330	368,631	15,376,909

See accompanying notes.

Eschelon Telecom, Inc.

Unaudited Consolidated Statements of Cash Flows

(In Thousands)

	Six months ended
	June 30,
	2005	2006
Operating activities
Net loss	$(13,411)	$(2,182)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	17,281	19,971
Other non-cash items	3,406	3,447
Changes in operating assets and liabilities:
Restricted cash	(153)	316
Accounts receivable	(2,457)	1,004
Inventories	(120)	(415)
Prepaid expenses and other assets	520	(893)
Discontinued assets held for sale, net of liabilities	810	—
Accounts payable and accrued expenses	(1,838)	(5,024)
Deferred revenue	373	215
Accrued compensation expense	1,230	181
Net cash provided by operating activities	5,641	16,620

Investing activities
Purchase of subsidiaries, net of cash acquired	—	(19,956)
Purchase of assets held for sale, net of liabilities	(216)	—
Purchases of available-for-sale securities	(18,637)	(68,268)
Proceeds from sales of available-for-sale securities	13,218	8,800
Purchases of property and equipment	(9,253)	(12,023)
Cash paid for customer installation costs	(6,640)	(7,579)
Proceeds from sales of assets	6	72
Net cash used in investing activities	(21,522)	(98,954)

Financing activities
Proceeds from issuance of notes payable	—	45,600
Payments made on notes and capital lease obligations	(1,028)	(1,278)
Proceeds from issuance of stock, net of fees	200	40,267
Increase in debt issuance costs	(347)	(1,311)
Net cash provided by (used in) financing activities	(1,175)	83,278

Net increase (decrease) in cash and cash equivalents	(17,056)	944
Cash and cash equivalents at beginning of period	26,435	26,062
Cash and cash equivalents at end of period	$9,379	$27,006

Supplemental cash flow information
Cash paid for interest	$7,323	$6,010

Supplemental noncash activities
Equipment purchases under capital leases	$2,473	$1,021
Value of common stock issued to management and certain members of board of directors	$24	$6,045

See accompanying notes.

Eschelon Telecom, Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Share and Per Share Amounts)

(Unaudited)

1.)          Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Eschelon Telecom, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal and recurring adjustments and accruals) considered necessary for a fair presentation for the periods indicated have been included.  Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.  The consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  These financial statements should be read in conjunction with the Company’s audited financial statements and related notes thereto for the year ended December 31, 2005 included in the Eschelon Telecom, Inc. Form 10-K filed with the SEC on March 17, 2006.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.

Available-for-Sale Securities

Investments are comprised of corporate, municipal and United States government debt securities and auction-rate securities with maturities of more than three months.  Because all investments in securities represent the investment of cash available for current operations, the Company classifies all investments as short-term.  In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, and based on the Company’s intentions regarding these instruments, all investments in debt securities are classified as available-for-sale and accounted for at fair value.  Fair value is determined by quoted market prices, with unrealized gains and losses reported as a separate component of stockholders’ equity.  The Company uses the specific identification of securities sold method to recognize realized gains and losses in earnings.

The cost basis, unrealized holding gains, unrealized holding losses and fair value of the investment securities available-for-sale as of December 31, 2005 and June 30, 2006, are as follows:

	December 31, 2005			June 30, 2006
		Unrealized			Unrealized
	Amortized	Holding		Amortized	Holding
	Cost Basis	Gains	Fair Value	Cost Basis	Losses	Fair Value

U.S. government agencies	$1,961	$26	$1,987	$8,014	$(31)	$7 ,983
Corporate obligations	2,743	30	2,773	19,055	(48)	19,007
Auction rate securities	—	—	—	37,200	—	37,200
Total	$4,704	$56	$4,760	64,269	$(79)	$64,190

As of June 30, 2006, the available-for-sale securities have maturities that range from four months to two years.

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

Property and equipment consist of the following:

	December 31,	June 30,
	2005	2006

Vehicles	$1,375	$1,883
Office furniture and equipment	18,229	19,593
Computer equipment and software	41,897	44,795
Leasehold improvements	23,765	25,172
Switching and data equipment and software	134,661	141,919
	219,927	233,362
Less accumulated depreciation	(93,475)	(106,934)
Property and equipment, net	$126,452	$126,428

Goodwill and Other Intangible Assets

Goodwill represents the excess of cost over the fair value of net assets acquired.

Goodwill at December 31, 2005	$7,168
Acquisition of Oregon Telecom, Inc.	20,417
Impairment charges	—
Goodwill at June 30, 2006	$27,585

The Company allocated the purchase price for Oregon Telecom, Inc. on a preliminary basis using the information available.  The allocation of the purchase price will be finalized in 2006.  Upon completion of the final purchase price allocation, an additional portion of the excess purchase price may be allocated to certain intangibles that are separable from goodwill.

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

Intangible assets consist of the following:

		December 31, 2005			June 30, 2006
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(years)
Customer installation costs	4	$77,650	$52,034	$25,616	$85,232	$57,998	$27,234
Debt issuance costs	4-6	5,666	1,077	4,589	6,976	1,566	5,410
Customer relationships	4	3,820	955	2,865	3,820	1,432	2,388
Non-compete agreements	3	300	100	200	300	150	150
Developed technology	3	94	31	63	94	47	47
Total		$87,530	$54,197	$33,333	$96,422	$61,193	$35,229

Stock-Based Compensation

Stock Option Plan

A total of 1,632,414 shares of the Company’s common stock have been authorized for issuance under the Eschelon Telecom, Inc. Stock Option Plan of 2002 (the “2002 Plan”).  The 2002 Plan provides for grants of incentive stock options, non-statutory stock options, stock appreciation rights, restricted or unrestricted stock awards, phantom stock, performance awards and other stock-based awards to our employees, former employees, officers, directors and consultants.  The 2002 Plan is administered by the Compensation Committee of the Board of Directors with all grants subject to the approval by the Board of Directors.  The Compensation Committee has delegated the management of the 2002 Plan to the Company’s Executive Council.  The purpose of the 2002 Plan is to enable the Company to attract, retain and reward the best-available persons, to provide participants with incentives to improve stockholder value and to contribute to the growth and financial success of the Company through their future services with the Company.  All of the Company’s employees, former employees, officers and directors are eligible to participate in the 2002 Plan.

The exercise price of incentive stock options may not be less than the fair market value of the stock on the date of grant and the options are exercisable for a period not to exceed ten years from the date of the grant.  Options and restricted stock awards are typically subject to one of the following vesting schedules:  (1) 20% upon the initial grant and 20% per year over four years from the date of grant, (2) 20% per year over five years from the date of grant, or (3) 33 1/3% upon the initial grant and 33 1/3% per year over two years from the date of grant.  Awards granted may be subject to other vesting terms as determined by the Compensation Committee.

Stock Options

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R (SFAS 123R), Share Based Payment: an amendment of FASB Statement No. 123 and FASB Statement No. 95, which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values.  Prior to the adoption of SFAS 123R, the Company accounted for its stock-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations.  The Company recorded stock-based compensation expense under SFAS 123R for stock option awards of $225 and $561 for the three and six months ended June 30, 2006, respectively.  As a result of adopting SFAS 123R on January 1, 2006, the Company’s net loss for the three and six months ended June 30, 2006 is $86 and $283 greater, respectively, than if it had continued to account for share-based compensation under APB 25.  As of June 30, 2006, there was $882 of unrecognized compensation expense related to unvested options granted under the Company’s share-based payment plans.  The expense is expected to be recognized over a weighted-average period of 1.2 years.

The Company adopted SFAS 123R using the modified prospective transition method and the straight-line attribution method for recognizing compensation expense.  Under the modified prospective transition method, compensation expense recognized during the three and six months ended June 30, 2006, included:  (a) the quarterly prorated portion of compensation expense for all share-based awards granted prior to January 1, 2006, but not yet vested, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) the quarterly prorated portion of compensation expense for all share-based awards granted subsequent to adoption of SFAS 123R, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.  In accordance with the modified prospective transition method, the Company’s consolidated financial statements for periods prior to the adoption of SFAS 123R have not been restated to reflect the impact of the provisions of SFAS 123R.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using assumptions required by SFAS 123R.  Due to insufficient history related to options, the Company uses the short-cut method accepted by the SEC to determine the expected life of options.  The Company expects to continue using the short-cut method for options granted through December 31, 2007, after which the use of the short-cut method is not permitted by the SEC.  Volatility is estimated based on an exchange-traded telecommunications fund using data that corresponds to the expected term of the options granted.  The risk-free interest rate is based on the Federal Reserve rate for U.S. government securities with a term that corresponds to the expected term of the options granted.   The Company uses historical data and other factors to estimate the expected forfeiture rate.

The following table summarizes the assumptions used to estimate the fair value of options granted during the three and six-month periods ended June 30, 2005 and 2006 using the Black-Scholes option-pricing model:

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
Expected dividend yield	—	—	—	—
Expected stock price volatility	25%	26%	25%	26%
Risk-free interest rate	3.83%-4.24%	4.95%	3.71%-4.24%	4.56%-4.95%
Expected life of options	5 years	6 – 6.5 years	5 years	6 – 6.5 years

Pro forma information regarding net loss and net loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123.  The following table illustrates the effect on net loss per share for the three and six months ended June 30, 2005, if the Company had applied the fair value recognition provision of SFAS 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Three months	Six months
	ended	ended
	June 30, 2005	June 30, 2005
Net loss applicable to common stockholders, as reported	$(9,731)	$(15,578)
Add: Stock-based employee compensation expense included in reported net loss	636	648
Deduct: Total stock-based employee compensation expense determined under fair value-based methods for all awards	(272)	(289)
Pro forma net loss applicable to common stockholders	$(9,367)	$(15,219)

Net loss per share:
Basic and diluted - as reported	$(26.32)	$(42.26)
Basic and diluted - pro forma	$(25.33)	$(41.28)

The following table summarizes the option activity under the 2002 Plan:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2005	1,167,490	$4.12
Granted	33,607	14.08
Canceled	(15,696)	7.82
Exercised	(328,355)	0.76
Outstanding at June 30, 2006	857,046	$5.72	8.20	$8,353

Exercisable at June 30, 2006	418,560	$4.32	7.92	$4,667

The weighted-average grant-date fair value of options granted during the three months ended June 30, 2005 and 2006, was $6.19 and $5.75, respectively.  The weighted-average grant-date fair value of options granted during the six months ended June 30, 2005 and 2006, was $6.90 and $5.18, respectively.  The total intrinsic value for options exercised during the three months ended June 30, 2005 and 2006, was $105 and $1,655, respectively. The total intrinsic value for options exercised during the six months ended June 30, 2005 and 2006, was $110 and $4,362, respectively.

Cash received from option exercises for the three months ended June 30, 2005 and 2006, was $43 and $97, respectively, and for the six months ended June 30, 2005 and 2006 cash received was $44 and $250, respectively.

Restricted and Unrestricted Common Stock

In 2003, the Company granted 183,399 shares of restricted common stock to certain of its directors and members of management.  The Company records compensation expense as the restrictions are removed from the stock.  In 2005, the Company granted 9,350 shares of unrestricted common stock to certain directors.  In 2006, the Company granted 390,000 shares of restricted common stock to certain of its members of management.  Total compensation expense related to restricted and unrestricted common stock for the six months ended June 30, 2005 and 2006, was $36 and $78, respectively.

The following table summarizes the activity of the Company’s unvested restricted common shares for the six months ended June 30, 2006:

	Number of Shares	Weighted Average Grant- Date Fair Value

Unvested at December 31, 2005	31,686	$0.68
Granted	390,000	15.50
Vested	(15,842)	0.68
Forfeited	—	—
Unvested at June 30, 2006	405,844	$14.92

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

2.)          Acquisitions

Oregon Telecom, Inc.

On April 1, 2006, the Company completed its acquisition of Oregon Telecom, Inc. (“OTI”), a privately-held competitive services provider based in Salem, Oregon.  The Company paid approximately $20,268 in cash to acquire OTI.  The results of OTI have been included in the consolidated financial statements since the date of acquisition.  As a result of the acquisition, the Company strengthened its presence in the Oregon market and created opportunities for cost savings and increased profitability.

The Company allocated the purchase price on a preliminary basis using the information then available.  The allocation of the purchase price will be finalized in 2006.  Upon completion of the final purchase price allocation, an additional portion of the excess purchase price may be allocated to certain intangibles that are separable from goodwill.

Cash	$312
Other current assets	2,986
Property and equipment	529
Other assets	72
Goodwill	20,417
Current liabilities	(3,834)
Long-term liabilities	(214)
Total purchase price	$20,268

The Company accrued $934 in acquisition related expenses, which include severance benefits, relocation costs and contract termination fees.  At June 30, 2006, the balance in the acquisition reserve was as follows:

Balance at April 1, 2006	$934
Payments	(7)
Balance at June 30, 2006	$927

3.)          Notes Payable

On March 29, 2006, the Company completed an offering of $48,000 of 8 3/8% senior second secured notes (“notes”) due 2010 at a discount resulting in a 9.92% yield.  The notes were entered into under a fourth supplemental indenture to the original indenture dated March 17, 2004, and have the same terms and conditions of the original indenture.  The Company received net proceeds of approximately $44,289 after deducting fees and expenses associated with the offering.  The Company’s acquisition of Oregon Telecom, Inc. on April 1, 2006, was financed with approximately $20,268 of the proceeds from the offering.  The remaining proceeds will be used for general corporate purposes and potential future acquisitions.

4.)          Benefit Contribution Plan

The Company has a defined contribution salary deferral plan covering substantially all employees under Section 401(k) of the Internal Revenue Code.  The Company contributes an amount equal to 45 cents for each dollar contributed by each employee up to a maximum of 6% of each employee’s compensation.  The Company recognized expense for contributions to the plan for the three months ended June 30, 2005 and 2006 of $242 and $267, respectively, and for the six months ended June 30, 2005 and 2006 of $469 and $497, respectively.

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

Prior to the conversion, under the terms of the Company’s Series A Convertible Preferred Stock and Series B Convertible Preferred Stock (collectively, “Preferred Stock”), the holders were entitled to receive, when and if declared by the Board of Directors, cumulative dividends on each share of Preferred Stock at the rate of 8% per year which accrued daily and, to the extent not paid, accumulated quarterly in arrears.  At June 30, 2005, dividends in arrears were $10,944.

Common Stock

On May 19, 2006, the Company completed an offering of 2,550,000 shares of the Company’s common stock at $15.70 per share.  After deducting fees and expenses related to the offering, the Company received net proceeds of approximately $40,017, which will be used to fund potential future acquisitions.

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

The following tables present condensed consolidating balance sheets at December 31, 2005 and June 30, 2006; condensed consolidating statements of operations for the three and six-month periods ended June 30, 2005 and 2006; and condensed consolidating statements of cash flows for the six-month periods ended June 30, 2005 and 2006.

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

Unaudited Condensed Consolidating Balance Sheets

As of June 30, 2006

(In Thousands)

		Eschelon
	Eschelon	Operating	Guarantor
	Telecom, Inc.	Company	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$26,235	$—	$771	$—	$27,006
Restricted cash	680	—	—	—	680
Available-for-sale securities	64,190	—	—	—	64,190
Accounts receivable	—	—	23,960	—	23,960
Other receivables	386	—	3,586	—	3,972
Inventories	—	—	3,342	—	3,342
Prepaid expenses	1,110	—	1,297	—	2,407
Total current assets	92,601	—	32,956	—	125,557

Property and equipment, net	85,660	—	40,768	—	126,428

Investment in affiliates	79,314	—	—	(79,314)	—
Other assets	530	—	1,010	—	1,540
Goodwill	—	—	27,585	—	27,585
Intangible assets, net	15,206	5,411	14,612	—	35,229
Total assets	$273,311	$5,411	$116,931	$(79,314)	$316,339

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$10,542	$—	$2,303	$—	$12,845
Accrued telecommunication costs	—	—	3,217	—	3,217
Accrued office rent	988	—	771	—	1,759
Accrued interest expense	—	3,828	2	—	3,830
Other accrued expenses	1,552	—	5,480	—	7,032
Deferred revenue	—	—	8,928	—	8,928
Accrued compensation expenses	1,779	—	1,338	—	3,117
Capital lease obligations, current maturities	1,269	—	113	—	1,382
Total current liabilities	16,130	3,828	22,152	—	42,110

Long-term liabilities:
Other long-term liabilities	352	—	—	—	352
Capital lease obligations, less current maturities	3,706	—	49	—	3,755
Notes payable	—	139,281	—	—	139,281
Due to (from) affiliates	298,718	(145,896)	(152,822)	—	—
Total liabilities	318,906	(2,787)	(130,621)	—	185,498

Convertible preferred stock	—	—	—	—	—
Stockholders’ equity (deficit)	(45,595)	8,198	247,552	(79,314)	130,841
Total liabilities and stockholders’ equity (deficit)	$273,311	$5,411	$116,931	$(79,314)	$316,339

Unaudited Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2005

(In Thousands)

		Eschelon
	Eschelon	Operating	Guarantor
	Telecom, Inc.	Company	Subsidiaries	Consolidated

Revenue:
Network services	$—	$—	$50,095	$50,095
Business telephone systems	—	—	6,826	6,826
Total revenue	—	—	56,921	56,921

Costs and expenses:
Network services expense (excluding depreciation and amortization)	—	—	24,901	24,901
Business telephone systems cost of revenue	—	—	4,191	4,191
Sales, general and administrative	10,652	—	12,428	23,080
Depreciation and amortization	5,416	—	3,291	8,707

Operating income (loss)	(16,068)	—	12,110	(3,958)
Other income (expense)	(92)	(4,723)	19	(4,796)
Income (loss) before income taxes	(16,160)	(4,723)	12,129	(8,754)
Income taxes	—	—	—	—
Net income (loss) before discontinued operation	(16,160)	(4,723)	12,129	(8,754)
Income from discontinued operation, net of tax	—	—	111	111
Net income (loss)	$(16,160)	$(4,723)	$12,240	$(8,643)

Unaudited Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2006

(In Thousands)

		Eschelon
	Eschelon	Operating	Guarantor
	Telecom, Inc.	Company	Subsidiaries	Consolidated

Revenue:
Network services	$—	$—	$60,920	$60,920
Business telephone systems	—	—	7,330	7,330
Total revenue	—	—	68,250	68,250

Costs and expenses:
Network services expense (excluding depreciation and amortization)	—	—	24,780	24,780
Business telephone systems cost of revenue	—	—	4,414	4,414
Sales, general and administrative	13,411	—	12,562	25,973
Depreciation and amortization	5,617	—	4,178	9,795

Operating income (loss)	(19,028)	—	22,316	3,288
Other income (expense)	492	(4,380)	1	(3,887)
Income (loss) before income taxes	(18,536)	(4,380)	22,317	(599)
Income taxes	—	—	—	—
Net income (loss)	$(18,536)	$(4,380)	$22,317	$(599)

Unaudited Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2005

(In Thousands)

		Eschelon
	Eschelon	Operating	Guarantor
	Telecom, Inc.	Company	Subsidiaries	Consolidated

Revenue:
Network services	$—	$—	$98,763	$98,763
Business telephone systems	—	—	12,691	12,691
Total revenue	—	—	111,454	111,454

Costs and expenses:
Network services expense (excluding depreciation and amortization)	—	—	44,902	44,902
Business telephone systems cost of revenue	—	—	7,821	7,821
Sales, general and administrative	21,125	—	24,320	45,445
Depreciation and amortization	10,688	—	6,593	17,281

Operating income (loss)	(31,813)	—	27,818	(3,995)
Other income (expense)	(159)	(9,397)	29	(9,527)
Income (loss) before income taxes	(31,972)	(9,397)	27,847	(13,522)
Income taxes	—	—	—	—
Net income (loss) before discontinued operation	(31,972)	(9,397)	27,847	(13,522)
Income from discontinued operation, net of tax	—	—	111	111
Net income (loss)	$(31,972)	$(9,397)	$27,958	$(13,411)

Unaudited Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2006

(In Thousands)

		Eschelon
	Eschelon	Operating	Guarantor
	Telecom, Inc.	Company	Subsidiaries	Consolidated

Revenue:
Network services	$—	$—	$113,705	$113,705
Business telephone systems	—	—	14,271	14,271
Total revenue	—	—	127,976	127,976

Costs and expenses:
Network services expense (excluding depreciation and amortization)	—	—	45,543	45,543
Business telephone systems cost of revenue	—	—	8,967	8,967
Sales, general and administrative	26,133	—	22,539	48,672
Depreciation and amortization	11,226	—	8,745	19,971

Operating income (loss)	(37,359)	—	42,182	4,823
Other income (expense)	736	(7,719)	(22)	(7,005)
Income (loss) before income taxes	(36,623)	(7,719)	42,160	(2,182)
Income taxes	—	—	—	—
Net income (loss)	$(36,623)	$(7,719)	$42,160	$(2,182)

Unaudited Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2005
(In Thousands)

		Eschelon
	Eschelon	Operating	Guarantor
	Telecom, Inc.	Company	Subsidiaries	Consolidated

Total cash provided by (used in) operating activities	$(19,636)	$(6,338)	$31,615	$5,641

Investing activities
Purchase of assets held for sale, net of liabilities	—	—	(216)	(216)
Purchases of available-for-sale securities	(18,637)	—	—	(18,637)
Proceeds from sales of available-for-sale securities	13,218	—	—	13,218
Purchases of property and equipment	(5,677)	—	(3,576)	(9,253)
Cash paid for customer installation costs	(3,082)	—	(3,558)	(6,640)
Proceeds from sale of assets	6	—	—	6
Total cash used in investing activities	(14,172)	—	(7,350)	(21,522)

Financing activities
Payments made on notes and capital lease obligations	(978)	—	(50)	(1,028)
Proceeds from issuance of stock, net of fees	200	—	—	200
Increase in debt issuance costs	—	(347)	—	(347)
Change in due to/from affiliates	15,345	6,685	(22,030)	—
Total cash provided by (used in) financing activities	14,567	6,338	(22,080)	(1,175)

Increase (decrease) in cash and cash equivalents	(19,241)	—	2,185	(17,056)
Cash and cash equivalents at beginning of period	26,332	—	103	26,435
Cash and cash equivalents at end of period	$7,091	$—	$2,288	$9,379

Unaudited Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2006
(In Thousands)

		Eschelon
	Eschelon	Operating	Guarantor
	Telecom, Inc.	Company	Subsidiaries	Consolidated

Total cash provided by (used in) operating activities	$(27,492)	$(5,047)	$49,159	$16,620

Investing activities
Purchases of subsidiaries, net of cash acquired	—	—	(19,956)	(19,956)
Purchases of available-for-sale securities	(68,268)	—	—	(68,268)
Proceeds from sales of available-for-sale securities	8,800	—	—	8,800
Purchases of property and equipment	(10,444)	—	(1,579)	(12,023)
Cash paid for customer installation costs	(4,224)	—	(3,355)	(7,579)
Proceeds from sale of assets	72	—	—	72
Total cash used in investing activities	(74,064)	—	(24,890)	(98,954)

Financing activities
Proceeds from issuance of notes payable	—	45,600	—	45,600
Payments made on notes and capital lease obligations	(1,223)	—	(55)	(1,278)
Proceeds from issuance of stock, net of fees	40,267	—	—	40,267
Increase in debt issuance costs	—	(1,311)	—	(1,311)
Change in due to/from affiliates	63,677	(39,242)	(24,435)	—
Total cash provided by (used in) financing activities	102,721	5,047	(24,490)	83,278

Increase (decrease) in cash and cash equivalents	1,165	—	(221)	944
Cash and cash equivalents at beginning of period	25,070	—	992	26,062
Cash and cash equivalents at end of period	$26,235	$—	$771	$27,006

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

Company Overview

We are a leading facilities-based provider of voice and data services and business telephone systems in 23 markets in the western United States.  As a facilities-based competitive communications services provider, we provide services to our customers primarily through our own network of telecommunications switches and related equipment and leased telecommunications lines, or transport.  We target the small and medium-sized business segment and currently serve approximately 60,000 customers, primarily within the local service territory of Qwest.

We measure our operational performance using a variety of indicators including revenue growth, the percentage of our revenue that comes from customers that we serve on-net, costs and expenses as a percentage of revenue and access line churn rates. We monitor key operating and customer service metrics to improve customer service, maintain the quality of our network and reduce costs.

The telecommunications industry is highly competitive.  We believe we compete principally by offering superior customer service, accurate billing, a broad set of services and systems and competitive pricing.  We compete with the Regional Bell Operating Companies (RBOCs), other competitive communications services providers, and long distance and data service providers.  While wireless providers are competing with us, we do not believe they are a competitive threat in the markets we serve nor are they likely to be in the near future, because of the different service standards that business customers require.

Key Components of Results of Operations

Revenue.  Network services revenue consists primarily of local telephone service, long distance service, carrier access charges and data and Internet access services. Revenue from local telephone service consists of charges for basic local dial-tone service, including dedicated T1 access, and custom-calling features such as call waiting and call forwarding. Revenue from long distance service consists of flat rated and per-minute-of-use charges for a full range of traditional switched and dedicated long distance, toll-free calling, international calling, calling card and operator services. Carrier access revenue consists primarily of usage charges that we bill long distance carriers to originate and terminate calls to and from our customers. In addition, in some of our markets we currently charge other local exchange carriers and wireless carriers usage charges to terminate local and wireless calls to our customers (otherwise known as reciprocal compensation).  Revenue from data and Internet access services consists primarily of monthly usage fees for DSL and T1 circuits and Internet access services. We typically commit our customers to contracts ranging from one to three years and provide discounts for longer terms. Network services revenue comprised 88.8% of our total revenue for the six months ended June 30, 2006, and represents a predominantly recurring revenue stream.

Monthly recurring network services revenue is recognized in the month the services are used. In the case of local service revenue, monthly recurring local services charges are billed in advance but accrued for and recognized on a prorated basis based on length of service in any given month. Non-recurring revenues associated with line installations are recognized over the average life of the customers. Long distance and carrier access usage charges are billed in arrears but accrued based on monthly average usage. Prior to 2005, we had not historically received any revenues from reciprocal compensation due to our bill-and-keep arrangement with Qwest.  As a result of the acquisition of Advanced TelCom, Inc., which was not under a bill-and-keep arrangement with the RBOCs, and our recently negotiated reciprocal compensation agreements with a few wireless carriers, we recorded approximately $0.2 million and $0.4 million of reciprocal compensation revenue for the three and six-month periods ended June 30, 2006, respectively.  We do not have any wholesale revenue other than carrier access revenue and this reciprocal compensation.

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

Network Services Expense.  Our network services expense consists primarily of the cost of operating our network facilities. The network components for our facilities-based business include the cost of:

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

The costs to lease local loops, digital T1 lines and high capacity digital interoffice transport facilities from the RBOCs vary by carrier and by state and in many cases are regulated under federal and state laws. In virtually all areas, we lease local loops, T1 lines and interoffice transport capacity from the RBOCs. We lease interoffice facilities from carriers other than the RBOCs where possible in order to lower costs and improve network redundancy; however, in most cases, the RBOCs are our only source for end-user local loops and T1 lines.  Historically, we purchased unbundled network elements platform, or UNE-P, from Qwest and Verizon, and customized network element packages, or UNE-E, from Qwest.  We also purchase, on a resale basis, Centrex services, which are services for the portion of the public telephone switch that is dedicated to a customer, from AT&T.  The rates for UNE-P and Centrex were regulated and established by the various state corporation or utility commissions.  We entered into agreements with Qwest and Verizon for UNE-P replacement products in 2005.  As of June 30, 2006, we had approximately 88,000 access lines in service that were formerly categorized as UNE-P access lines and are now provided under commercial agreements.  The Qwest UNE-E agreement was terminated with the adoption of Qwest’s commercial UNE-P replacement product, QPP, and all Qwest UNE-E lines were moved to QPP on January 1, 2005.  We believe we will incur higher costs in 2006 to obtain access to certain elements of telecommunications platforms as a result of the Triennial Review Remand Order.  We will continue to migrate QPP lines to our switches as resources permit to help mitigate the increased costs.

Our network services expense also includes the fees we pay for long distance, data and other services. We have entered into long-term wholesale purchasing agreements for these services. Some of the agreements contain significant termination penalties and/or minimum usage volume commitments. In the event we fail to meet minimum volume commitments, we may be obligated to pay underutilization charges. We do not anticipate having to pay any underutilization charges in the foreseeable future.

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

We account for all of our network depreciation in depreciation and amortization expense and do not have any depreciation expense in network services expense.

Business Telephone Systems Cost of Revenue.  Our most significant business telephone systems costs of revenue are the equipment purchased from manufacturers and labor for service installation. To take advantage of volume purchase discounts, we purchase equipment primarily from three manufacturers pursuant to master purchase agreements we have with these manufacturers. For all business telephone systems installations, our policy is to require a 30% deposit before ordering the equipment so our risk of excess inventory or inventory obsolescence is low. Business telephone systems cost of revenue also includes salaries and benefits of field technicians as well as vehicle and incidental expenses associated with equipment installation, maintenance and service provisioning.

Sales, General and Administrative.  Sales, general and administrative expenses are comprised primarily of salaries and benefits, bonuses, commissions, occupancy costs, sales and marketing expenses, bad debt, billing and professional services.

Determining our allowance for doubtful accounts receivable requires significant estimates. We consider two primary factors in determining the proper level of the allowance, including historical collections experience and the aging of the accounts receivable portfolio. We perform a credit review process on each new customer that involves reviewing the customer’s current service provider bill and payment history, matching customers with the National Telecommunications Data Exchange database for delinquent customers and, in some cases, requesting credit reviews through Dun and Bradstreet. For each of the six months ended June 30, 2005 and 2006, our bad debt expense as a percentage of revenue was 0.3% and 0.6% respectively.

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

Acquisitions

On April 1, 2006, we completed our acquisition of Oregon Telecom, Inc. (OTI), a privately-held competitive services provider based in Salem, Oregon.  OTI is a reseller of local, long distance and Internet access services in Oregon to approximately 9,000 business customers that have approximately 53,000 access lines.  We paid approximately $20.3 million in cash to acquire OTI.

We expect to develop and benefit from synergies as we integrate OTI into our operations.  We estimate we will incur integration expenses of approximately $0.6 million as we integrate OTI’s operations and migrate OTI’s resale lines to our network.  We expect to spend approximately $4.7 million for capital expenditures for switch hardware and software for the increased on-switch lines and for computer hardware and software necessary to integrate and operate OTI.

In quarters subsequent to the quarter ended March 31, 2006, we expect revenue, cost of sales, operating expenses and capital expenditures to increase as a result of the acquisition of OTI.

Recent Developments

On June 29, 2006, we announced that that we signed a definitive agreement to acquire Mountain Telecommunications, Inc. (MTI), a competitive services provider based in Tempe, Arizona.  We will pay approximately $40.0 million in cash to acquire MTI.

On August 9, 2006, we announced that we signed a definitive agreement to acquire OneEighty Communications, Inc. (OneEighty), a competitive services provider based in Billings, Montana.  We will pay approximately $9.5 million in cash to acquire OneEighty.

Results of Operations

Selected consolidated financial and operating data for the three and six-month periods ended June 30, 2005 and 2006 is as follows (dollars in thousands, except per unit amounts):

	Three months ended June 30,			Six months ended June 30,
	2005	2006	% Change	2005	2006	% Change
	(unaudited)	(unaudited)		(unaudited)	(unaudited)
Total revenue	$56,921	$68,250	19.9%	$111,454	$127,976	14.8%
Capital expenditures	$9,468	$11,603	22.6%	$18,366	$20,623	12.3%
Cash, restricted cash and available-for-sale securities (at end of period)	$22,026	$91,876	317.1%	$22,026	$91,876	317.1%

Voice lines in service (at end of period)	262,815	318,138	21.1%	262,815	318,138	21.1%
Data lines in service (at end of period)	134,821	177,913	32.0%	134,821	177,913	32.0%
Total lines in service (at end of period)	397,636	496,051	24.8%	397,636	496,051	24.8%
Percent of lines on switch (at end of period)	84.0%	82.2%	(2.2)%	84.0%	82.2%	(2.2)%
Lines sold	26,780	36,343	35.7%	53,275	67,083	25.9%
Average monthly access line churn (%)	1.38%	1.43%	3.9%	1.45%	1.49%	3.4%
Average monthly network services revenue per line	$42.48	$41.36	(2.6)%	$42.39	$41.48	(2.2)%

Total employees (at end of period)	1,134	1,269	11.9%	1,134	1,269	11.9%
Quota-carrying network service salespeople (at end of period)	208	273	31.3%	208	273	31.3%
Quota-carrying BTS salespeople (at end of period)	39	48	23.1%	39	48	23.1%
Total quota-carrying salespeople (at end of period)	247	321	30.0%	247	321	30.0%

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Revenue.  Revenue for the three months ended June 30, 2005 and 2006 is as follows:

	2005	2006	% Change
	(unaudited)	(unaudited)
Revenue (in millions):
Voice and data services	$38.0	$45.7	20.2%
Long distance	8.7	10.8	24.7%
Access	3.4	4.4	29.8%
Total network services	50.1	60.9	21.6%
Business telephone systems	6.8	7.3	7.4%
Total revenue	$56.9	$68.2	19.9%

Network services revenue was $60.9 million for the three months ended June 30, 2006, an increase of 21.6% from $50.1 million in the same period of 2005.  The revenue growth is primarily due to the inclusion of OTI, which was acquired on April 1, 2006, and organic line growth.  Over the past 12 months the number of voice lines in service increased by 21.1% to 318,138 at June 30, 2006 and the number of data lines in service increased by 32.0% to 177,913 at June 30, 2006.  The revenue growth associated with access lines growth was partially offset by declines in data revenue per line due to a combination of customers purchasing more bandwidth at discounted prices and general pricing pressures for data services in our markets.  We increased our network services sales force from 208 associates at June 30, 2005, to 273 associates at June 30, 2006.  We expect this increase in sales associates will favorably impact our lines in service and revenue over the next several quarters.

Business telephone systems (BTS) revenue was $7.3 million for the three months ended June 30, 2006, an increase of 7.4% from $6.8 million in the same period of 2005.  The increase in BTS revenue was primarily a result of increasing our BTS sales force from 39 associates at

June 30, 2005 to 48 associates at June 30, 2006.  We anticipate this increase in the sale force will favorably impact our revenue in the future. However we can not predict the future trends in capital spending by small and medium-sized business customers, which drives our BTS business.

Network Service Expense.  Network services expense was $24.8 million for the three months ended June 30, 2006, a decrease of 0.5% from $24.9 million in the same period of 2005.  The decrease is due in part to recording approximately $4.7 million in costs related to the settlement with Global Crossing in June 2005, which is described in our Form 10-K filed with the SEC on March 17, 2006.  Partially offsetting this is approximately $4.0 million in costs related to the inclusion of OTI in the three months ended June 30, 2006.  In addition, we continue to experience improvements in network services expense relative to the growth in network services revenue due to several factors, including 1) our continued focus on selling high margin T1-based products, 2) continued higher churn of lower margin analog-based products, 3) favorable negotiation of wholesale long distance costs, and 4) efficiencies associated with the integration of ATI.  As a percentage of related revenue, network services expense for the three months ended June 30, 2006, decreased to 40.7% from 49.7% for the same period of 2005.

BTS Cost of Revenue.  BTS cost of revenue was $4.4 million for the three months ended June 30, 2006, an increase of 5.3% from $4.2 million in the same period of 2005.  The increase in BTS cost of revenue over the same period as last year is due to the increase in materials expense to support the higher level of revenue.  As a percentage of related revenue, BTS cost of revenue for the three months ended June 30, 2006 decreased to 60.2% from 61.4% for the same period of 2005.  We do not expect future improvements in BTS cost of revenue as a percentage of related revenue unless we are able to significantly increase BTS new systems sales and therefore achieve greater volume discounts or economies of scale in our workforce.

Sales, General and Administrative Expense.  Sales, general and administrative expenses were $26.0 million for the three months ended June 30, 2006, an increase of 12.5% from $23.1 million in the same period of 2005.  The increase is due to a number of factors including 1) the inclusion of OTI, which was acquired on April 1, 2006, 2) an increase in costs associated with the sales force expansion, 3) an increase in bad debt expense and operating taxes, and 4) costs associated with being a public company.  As a percentage of revenue, sales, general and administrative expenses for the three months ended June 30, 2006, declined to 38.1% from 40.5% in the same period of 2005 due to the improved efficiency of our existing operations resulting from our largely fixed cost structure supporting a higher level of revenue.  We expect expenses as a percentage of revenue to continue to decline.

Depreciation and Amortization.  Depreciation and amortization expense was $9.8 million for the three months ended June 30, 2006, an increase of 12.5% from $8.7 million in the same period of 2005.  This increase was primarily due to the resulting additional depreciation expense from the true-up of fair market value of ATI assets at the end of 2005.  As a percentage of revenue, depreciation and amortization decreased to 14.4% for the three months ended June 30, 2006 from 15.3% for the same period of 2005.

Interest.  Interest expense was $4.7 million for the three months ended June 30, 2006, a decrease of 6.0% from $5.0 million in the same period of 2005.  The decrease was primarily due to lower interest expense as a result of having a lower average outstanding debt balance for the three months ended June 30, 2006 compared to the three months ended June 30, 2005.

Net Income (Loss).  Net loss for the three months ended June 30, 2006, was $0.6 million compared to a net loss of $8.6 million in the same period of 2005.  This improvement is primarily due to the improvement in operating income.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Revenue.  Revenue for the six months ended June 30, 2005 and 2006 is as follows:

	2005	2006	% Change
	(unaudited)	(unaudited)
Revenue (in millions):
Voice and data services	$75.2	$85.4	13.6%
Long distance	17.1	20.2	17.3%
Access	6.4	8.1	26.7%
Total network services	98.7	113.7	15.1%
Business telephone systems	12.7	14.3	12.4%
Total revenue	$111.4	$128.0	14.8%

Network services revenue was $113.7 million for the six months ended June 30, 2006, an increase of 15.1% from $98.7 million in the same period of 2005.  The revenue growth is primarily due to the inclusion of OTI, which was acquired on April 1, 2006, and organic line growth.  Over the past 12 months the number of voice lines in service increased by 21.1% to 318,138 at June 30, 2006 and the number of data lines in service increased by 32.0% to 177,913 at June 30, 2006.  The revenue growth associated with access lines growth was partially offset by declines in data revenue per line due to a combination of customers purchasing more bandwidth at discounted prices and general pricing pressures for data services in our markets.  We increased our network services sales force from 208 associates at June 30, 2005, to 273 associates at June 30, 2006.  We expect this increase in sales associates will favorably impact our lines in service and revenue over the next several quarters.

BTS revenue was $14.3 million for the six months ended June 30, 2006, an increase of 12.4% from $12.7 million in the same period of 2005.  The increase in BTS revenue was primarily a result of increasing our BTS sales force from 39 associates at June 30, 2005 to 48 associates at June 30, 2006.  We anticipate this increase in the sale force will favorably impact our revenue in the future. However we can not predict the future trends in capital spending by small and medium-sized business customers, which drives our BTS business.

Network Services Expense.  Network services expense was $45.5 million for the six months ended June 30, 2006, an increase of 1.4% from $44.9 million in the same period of 2005.  2005 includes $4.7 million in costs related to the settlement with Global Crossing in June 2005, which is described in our Form 10-K filed with the SEC on March 17, 2006.  2006 includes $4.0 million in costs associated with OTI, which was acquired April 1, 2006.  In addition, we continue to experience improvements in network services expense relative to the growth in network services revenue due to several factors, including 1) our continued focus on selling high margin T1-based products, 2) continued higher churn of lower margin analog-based products, 3) favorable negotiation of wholesale long distance costs, and 4) efficiencies associated with the integration of ATI.  As a percentage of related revenue, network services expense for the six months ended June 30, 2006, decreased to 40.1% from 45.5% for the same period of 2005.

BTS Cost of Revenue.  BTS cost of revenue was $9.0 million for the six months ended June 30, 2006, an increase of 14.7% from $7.8 million in the same period of 2005.  The increase in BTS cost of revenue over the same period as last year is due to the increase in materials expense to support the higher level of revenue.  As a percentage of related revenue, BTS cost of revenue for the six months ended June 30, 2006 increased to 62.8% from 61.6% for the same period of 2005.  We do not expect future improvements in BTS cost of revenue as a percentage of related revenue unless we are able to significantly increase BTS new systems sales and therefore achieve greater volume discounts or economies of scale in our workforce.

Sales, General and Administrative Expense.  Sales, general and administrative expenses were $48.7 million for the six months ended June 30, 2006, an increase of 7.1% from $45.4 million in the same period of 2005.  The increase is due to a number of factors including 1) the inclusion of OTI, which was acquired on April 1, 2006, 2) an increase in costs associated with the sales force expansion, 3) an increase in bad debt expense and operating taxes, and 4) costs associated with being a public company.  As a percentage of revenue, sales, general and administrative expenses for the six months ended June 30, 2006, declined to 38.0% from 40.8% in the same period of 2005 due to the improved efficiency of our existing operations resulting from our largely fixed cost structure supporting a higher level of revenue.  We expect expenses as a percentage of revenue to continue to decline.

Depreciation and Amortization.  Depreciation and amortization expense was $20.0 million for the six months ended June 30, 2006, an increase of 15.6% from $17.3 million in the same period of 2005.  This increase was primarily due to the resulting additional depreciation expense from the true-up of fair market value of ATI assets at the end of 2005.  As a percentage of revenue, depreciation and amortization increased to 15.6% for the six months ended June 30, 2006 from 15.5% for the same period of 2005.

Interest.  Interest expense was $8.1 million for the six months ended June 30, 2006, a decrease of 17.9% from $9.8 million in the same period of 2005.  The decrease was primarily due to lower interest expense as a result of having a lower average outstanding debt balance for the six months ended June 30, 2006 compared to the six months ended June 30, 2005.

Net Loss.  Net loss for the six months ended June 30, 2006, was $2.2 million compared to a net loss of $13.4 million in the same period of 2005.  This improvement is primarily due to the improvement in revenue mentioned above.

Liquidity and Capital Resources

Principal Sources and Uses of Liquidity.  Our principal sources of liquidity are cash from operations and our cash and cash equivalents and available-for-sale securities.  The net proceeds of $44.3 million from the offering of our 8 3/8% senior second secured notes due 2010 on March 29, 2006 provided additional liquidity for funding the Oregon Telecom, Inc. acquisition and any future acquisitions and for general corporate purposes.  In May 2006, we completed an offering of 2,550,000 shares of our common stock, $0.01 par value, at $15.70 per share.  We received net proceeds of approximately $40.0 million after deducting associated fees and expenses.  The net proceeds will be used to fund potential future acquisitions.  Our principal liquidity requirements consist of debt service, capital expenditures and working capital.

Cash Flows Provided by Operating Activities.  Cash provided by operating activities was $16.6 million for the six months ended June 30, 2006 compared to cash provided by operating activities of $5.6 million for the same period of 2005.  The increase in cash provided by operating activities is primarily due to improvements in operating income and cash paid for interest.  For the six month period ending June 30, 2006 operating income increased by $8.8 million and cash paid for interest decreased by $1.3 million as compared to the same period in 2005.  We expect that our cash provided by operating activities will continue to improve, however, not at the same rate as the three month period ending June 30, 2006.  Please refer to the network services expense section for further explanation.

Cash Flows Used in Investing Activities.  Cash used in investing activities was $99.0 million for the six months ended June 30, 2006 compared to $21.5 million for the same period of 2005.  The increase is primarily due to an increase in purchases of available-for-sale securities and the purchase of OTI.  The amount invested in available-for-sale securities, net of proceeds from sales of securities, was $59.5 million for the six months ended June 30, 2006, compared to $5.4 million in the same period of 2005.  The investment in OTI was $20.3 million, net of cash acquired.  Other uses of cash for investing activities include the maintenance and expansion of our network and back office systems.

Cash Flows Provided by (Used in) Financing Activities.  Cash provided by financing activities was $83.3 million for the six months ended June 30, 2006, compared to a use of cash of $1.2 million for the same period of 2005.  On March 29, 2006, we completed an offering of $48.0 million in face amount of 8 3/8% senior second secured notes due 2010 at a discount resulting in a 9.92% yield.  A portion of the $44.3 million in net proceeds from the offering was used to finance the acquisition of Oregon Telecom, Inc. on April 1, 2006.  On May 19, 2006, we completed an offering of 2,550,000 shares of our common stock resulting in proceeds of $40.0 million after deducting fees and expenses.  We also used cash for payments on capital lease obligations and for debt issuance costs.

Capital Requirements.  For the six months ended June 30, 2006, we spent $20.6 million on capital expenditures.  We expect to spend approximately $48.0 - $51.0 million on capital expenditures in 2006, including $3.6 million to operate and integrate Oregon Telecom, Inc. and $3.0 million for additional switch hardware, labor and installation charges needed to expand the scope of and accelerate our sales effort.

Based on our current level of operations and anticipated growth, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operations and we do not currently anticipate the need to raise additional financing to fund capital expenditures or operations for at least the next 12 months.  However, any future acquisitions or any significant unplanned costs or cash requirements may require that we raise additional funds through the issuance of debt or equity.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are not exposed to market risks from changes in foreign currency exchange rates or commodity prices.  We do not hold any derivative financial instruments nor do we hold any securities for trading or speculative purposes.

We are exposed to changes in interest rates on our investments in cash equivalents and short-term investments.  However, interest income for the six-month period ended June 30, 2006 was $1.0 million, therefore not exposing us to any meaningful interest income risk had rates dropped.  We had $139.3 million in senior second secured notes outstanding as of June 30, 2006.  These notes are at a fixed interest rate and are therefore not exposed to any interest rate risk.

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

Changes in Internal Controls Over Financial Reporting

We continue to evaluate the design and test the effectiveness of our internal controls over financial reporting in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.  As part of that effort, we have enhanced or augmented certain internal controls as management deemed necessary.  However, there have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have had an adverse material affect, or are reasonably likely to have an adverse material affect, on our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Qwest has filed a complaint against Advanced TelCom, Inc., an Eschelon subsidiary, and a number of other competitive local exchange carriers with the Washington Utilities and Transportation Commission.  The complaint alleges that the defendants are illegally evading Qwest’s access charges, but does not specify the amount of damages sought.  We have filed an answer denying Qwest’s allegations and we will vigorously defend ourselves.  We do not believe we commit the practices Qwest alleges but we cannot predict the outcome of the case.

We are party from time to time to ordinary course disputes that we do not believe to be material.

Item 1A.  Risk Factors

There are no material developments since our annual report on Form 10-K was filed on March 17, 2006.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On March 29, 2006, we completed a $48.0 million tack-on offering of our senior second secured notes at a discount resulting in a 9.92% yield.  After deducting fees and expenses associated with the offering, our net proceeds were approximately $44.3 million.  Our acquisition of Oregon Telecom, Inc. on April 1, 2006, was financed with approximately $20.3 million of the net proceeds from the offering.  The remaining net proceeds of approximately $24.0 million will be used for general corporate purposes and potential future acquisitions.

On May 19, 2006, we completed an offering of 2,550,000 shares of our common stock, $0.01 par value per share, at $15.70 per share.  After deducting fees and expenses related to the offering, we received net proceeds of approximately $40.0 million, which will be used to fund potential future acquisitions.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of Eschelon Telecom, Inc. on May 18, 2006, the Company’s stockholders approved the following matters by the vote indicated below:

(i) Election of Directors.

	FOR	WITHHOLD
Richard A. Smith	14,338,465	3,502
Clifford D. Williams	14,338,465	3,502
Louis L. Massaro	14,338,465	3,502
Marvin C. Moses	14,338,465	3,502
Mark E. Nunnelly	14,313,265	28,702
Ian K. Loring	14,338,465	3,502
James P. TenBroek	14,313,265	28,702

(ii) Ratification of Ernst & Young LLP as Independent Registered Public Accounting Firm for 2006.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
14,340,347	100	1,520	0

(iii) Approval of Amendment to the 2002 Stock Incentive Plan.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
10,786,179	87,501	76,720	3,391,567

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description
31.1*	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Filed herewith.

†  Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eschelon Telecom, Inc.

Date: August 11, 2006	By:	/S/ Geoffrey M. Boyd

	Name:	Geoffrey M. Boyd
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)