Form 10-K/A
period 2005-12-31
ESCHELON TELECOM INC
filed 2006-11-13
CIK 1110507

As filed with the Securities and Exchange Commission on November 13, 2006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

As of September 30, 2006, the number of outstanding shares of the registrant’s Common Stock, par value $0.01 per share, was 17,946,744 shares.

DOCUMENTS INCORPORATED BY REFERENCE

A portion of the information required by Part III of the Form 10-K is incorporated by reference from portions of our definitive proxy statement for our 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) on Form 10-K/A for the fiscal year ended December 31, 2005 is being filed to include Condensed Consolidating Statements of Cash Flows for the twelve months ended December 31, 2003, 2004 and 2005 in the Notes to Consolidated Financial Statements in our Form 10-K for the fiscal year ended December 31, 2005 (the “Form 10-K”), to amend the presentation of the Consolidated Statements of Operations and to amend certain typographical errors in the Form 10-K. The presentation of the Consolidated Statements of Operations was amended to exclude the caption Gross Profit. This Amendment amends and supersedes Part IV, Item 15 of the Form 10-K.

TABLE OF CONTENTS

Part IV
Item 15.	Exhibits, Financial Statement Schedules	3

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

4.15+	Supplemental Indenture dated November 29, 2004 by and among Eschelon Operating Company, the guarantors party thereto and The Bank of New York Trust Company, N.A., as Trustee.
4.16+	Supplemental Indenture dated December 31, 2004 by and among Eschelon Operating Company, the guarantors party thereto and The Bank of New York Trust Company, N.A., as Trustee.
4.17+	Supplemental Indenture dated January 20, 2005 by and among Eschelon Operating Company, the guarantors party thereto and The Bank of New York Trust Company, N.A., as trustee.
4.18(1)	Redemption Agreement as of October 13, 2004, by and between NTFC Capital Corporation and Eschelon Telecom, Inc.
10.1(4)	Employment Agreement dated May 23, 2005 by and between Eschelon Telecom, Inc. and Richard A. Smith.
10.2*	Employment Offer Letter dated March 7, 2000 from Eschelon Telecom, Inc. to Geoffrey M. Boyd.
10.2.1*	Severance Pay Letter Agreement dated November 14, 2002 by and between Eschelon Telecom, Inc. and Geoffrey M. Boyd.
10.2.2(3)	Amendment dated April 11, 2005 to Employement Offer Letter dated March 7, 2000 from Eschelon Telecom, Inc. to Geoffrey M. Boyd.
10.3*	Change-in-Control Severance Pay Agreement dated April 21, 1999 by and between Advanced Telecommunications, Inc. and David A. Kunde.
10.4*	Employment Offer Letter dated July 19, 1999 from Advanced Telecommunications, Inc. to Steven K. Wachter.
10.5*	Stock Restriction Agreement dated February 7, 2003 between Eschelon Telecom, Inc. and Marvin C. Moses.
10.6*^	Carrier Global Services Agreement dated July 28, 2000 by and between MCI WorldCom Communications, Inc. and Eschelon Telecom, Inc.
10.6.1*^	First Amendment dated June 20, 2001 to Carrier Global Services Agreement dated July 28, 2000 by and between MCI WorldCom Communications, Inc. and Eschelon Telecom, Inc.

Exhibit Number	Description
10.6.2*^	Second Amendment dated April 8, 2002 to Carrier Global Services Agreement dated July 28, 2000 by and between MCI WorldCom Communications, Inc. and Eschelon Telecom, Inc.
10.6.3*^	Third Amendment dated April 1, 2003 to Carrier Global Services Agreement dated July 28, 2000 by and between MCI WorldCom Communications, Inc. and Eschelon Telecom, Inc.
10.6.4*^	WorldCom Internet Dedicated Service Agreement and Service Order Form dated June 12, 2003.
10.6.5*^	WorldCom Internet Dedicated Service Agreement and Service Order Form dated January 23, 2004.
10.6.6*^	WorldCom Internet Dedicated T3 Price-Protected Agreement dated July 26, 2001.
10.6.7*^	WorldCom Wholesale Dedicated Internet Pricing Sheet
10.7*^	Carrier Service Agreement dated August 25, 2000 between Global Crossing Bandwidth, Inc. and Eschelon Telecom, Inc.
10.7.1*^	Amendment #1 dated November 10, 2000 to Carrier Service Agreement dated August 25, 2000 between Global Crossing Bandwidth, Inc. and Eschelon Telecom, Inc.
10.7.2*^	Amendment #2 dated January 2, 2001 to Carrier Service Agreement dated August 25, 2000 between Global Crossing Bandwidth, Inc. and Eschelon Telecom, Inc.
10.7.3*^	Amendment #3 dated June 25, 2001 to Carrier Service Agreement dated August 25, 2000 between Global Crossing Bandwidth, Inc. and Eschelon Telecom, Inc.
10.7.4*^	Amendment #4 dated July 17, 2001 to Carrier Service Agreement dated August 25, 2000 between Global Crossing Bandwidth, Inc. and Eschelon Telecom, Inc.
10.7.5*	Amendment #5 dated April 25, 2002 to Carrier Service Agreement dated August 25, 2000 between Global Crossing Bandwidth, Inc. and Eschelon Telecom, Inc.
10.7.6*^	Amendment #6 dated July 12, 2002 to Carrier Service Agreement dated August 25, 2000 between Global Crossing Bandwidth, Inc. and Eschelon Telecom, Inc.
10.7.7*^	Amendment #7 dated March 26, 2004 to Carrier Service Agreement dated August 25, 2000 between Global Crossing Bandwidth, Inc. and Eschelon Telecom, Inc.
10.7.8(5)^	Amendment #8 dated September 14, 2004 to Carrier Service Agreement dated August 25, 2000 between Global Crossing Bandwidth, Inc. and Eschelon Telecom, Inc.
10.7.9(2)^^	Amendment #9 dated July 1, 2005 to Carrier Service Agreement dated August 25, 2000 between Global Crossing Bandwidth, Inc. and Eschelon Telecom, Inc.
10.11*	Lease of Office Space by and between St. Paul Properties, Inc. and Eschelon Telecom, Inc. dated as of November 18, 2003.
10.11.1(6)	Amendment of Lease dated December 29, 2005 of Lease of Office Space by and between St. Paul Properties, Inc. and Eschelon Telecom, Inc. dated as of November 18, 2003.
10.12*	Lease Agreement by and between Timeshare Systems, Inc. and Advanced Telecommunications, Inc. dated March 3, 1999.
10.13*	Lease For Storage dated July 30, 1996 by and between T.H.S. Northstar Associates Limited Partnership and Fishnet.com, Inc.
10.13.1*	First Amendment dated March 10, 1998 of Lease for Storage dated July 30, 1996 by and between T.H.S. Northstar Associates Limited Partnership and Fishnet.com, Inc.
10.13.2*	Second Amendment dated March 27, 1998 of Lease for Storage dated July 30, 1996 by and between T.H.S. Northstar Associates Limited Partnership and Fishnet.com, Inc.
10.13.3*	Third Amendment dated April 30, 1999 of Lease for Storage dated July 30, 1996 by and between T.H.S. Northstar Associates Limited Partnership and Fishnet.com, Inc.
10.13.4*	Fourth Amendment dated October 3, 2000 of Lease for Storage dated July 30, 1996 by and between T.H.S. Northstar Associates Limited Partnership and Fishnet.com, Inc.

Exhibit Number	Description
10.13.5*	Lease For Storage dated March 6, 2000 by and between T.H.S. Northstar Associates Limited Partnership and Fishnet.com, Inc.
10.13.6*	Lease For Storage dated July 11, 1999 by and between T.H.S. Northstar Associates Limited Partnership and Fishnet.com, Inc.
10.13.7(6)	Fifth Amendment dated January 9, 2006 of Lease For Storage dated July 30, 1996 by and between T.H.S. Northstar Associates Limited Partnership and Fishnet.com, Inc.
10.14*	Lease Agreement by and between Duke Realty Limited Partnership and Cady Communications, Inc. dated May 21, 1999.
10.14.1(6)	Amendment dated February 15, 2006 of Lease Agreement by and between Duke Realty Limited Partnership and Cady Communications, Inc. dated May 21, 1999.
10.15*	Lease Agreement between Seattle Telecom LLC and Advanced Telecommunications, Inc. dated December 20, 1999.
10.16*	Office Lease by and between Parkside Salt Lake Corporation and Advanced Telecommunications, Inc. dated December 28, 1999.
10.16.1(6)	Amendment dated April 28, 2005 to Office Lease by and between Parkside Salt Lake Corporation and Advanced Telecommunications, Inc. dated December 28, 1999.
10.17*	Lease by and between Denver Place Associates Limited Partnership and Eschelon Telecom of Colorado, Inc. dated October 24, 2000.
10.18*	Office Lease by and between SOFI-IV SIM Office Investors II, Limited Partnership and Advanced Telecommunications, Inc. dated December 19, 1999.
10.18.1*	First Amendment dated March 17, 2003 to Lease by and between SOFI-IV SIM Office Investors II, Limited Partnership and Eschelon Telecom, Inc. dated December 19, 1999.
10.18.2(6)	Second Amendment dated July 18, 2005 to Lease by and between SOFI-IV SIM Office Investors II, Limited Partnership and Eschelon Telecom, Inc. dated December 19, 1999.
10.19*	Lease by and between Alco Investment Company and Advanced Telecommunications, Inc. dated November 19, 1999.
10.20+	Stock Purchase Agreement dated October 13, 2004, by and between Eschelon Telecom, Inc. and Advanced TelCom Group, Inc.
10.20.1	Amendment to Stock Purchase Agreement dated as of December 30, 2004 (related to Exhibit 10.20)
10.21+	Asset Purchase Agreement dated October 13, 2004 by and between GE Business Productivity Solutions, Inc. and Eschelon Telecom, Inc.
10.22(5)	Lease Agreement by and between Hartmann Limited Partnership & William Ludwig Hartmann Marital Trust and Advanced TelCom, Inc. dated August 18, 2000.
10.23(5)	Lease Agreement by and between Advanced TelCom, Inc. and 200 South Virginia Investments, LLC dated July 16, 1999.
10.23.1(5)	First Amendment to Lease Agreement by and between Advanced TelCom, Inc. and 200 South Virginia Investments, LLC dated January 6, 1999.
10.23.2(5)	Second Amendment to Lease Agreement by and between Advanced TelCom, Inc. and 200 South Virginia Investments, LLC dated August 1, 2001.
10.23.3(5)	Third Amendment to Lease Agreement by and between Advanced TelCom, Inc. and 200 South Virginia Investments, LLC dated April 1, 2004.
10.23.4(5)	Fourth Amendment to Lease Agreement by and between Advanced TelCom, Inc. and 200 South Virginia Investments, LLC dated September 2004.
10.24(5)	Triple-Net Lease Agreement by and between Sunwest Properties II, LLC and Eschelon Telecom, Inc. dated March 11, 2005.
10.25(5)	Standard Industrial/Commercial Single-Tenant Lease—Net by and between Courthouse Square, LLC and Advanced TelCom Group, Inc. dated January 29, 1999.

Exhibit Number	Description
10.25.1(5)	First Amendment to Lease by and between Courthouse Square, LLC and Advanced TelCom Group, Inc. dated August 12, 1999.
10.25.2(5)	Second Amendment to Lease by and between Kayares International, LLC and Advanced TelCom Group, Inc. dated November 1, 2002.
10.26(5)	Lease by and between WVB Holdings, LLC and Advanced TelCom, Inc. dated June 10, 2004.
10.27(5)	Office Building Lease by and between Shaub Properties, Inc. and Advanced TelCom Group, Inc. dated March 7, 2000.
10.28(5)	Office Lease by and between Retro, LLC and Advanced TelCom Group, Inc. dated January 19, 1999.
10.28.1(5)	Lease Modification Agreement by and between Retro, LLC and Advanced TelCom Group, Inc. dated April 23, 1999.
10.29(2)	Form of Indemnification Agreement entered into between Eschelon Telecom, Inc. and its directors and officers.
10.30(5)	Lease Agreement-Commercial Premises by and between Avista Communications of Washington and Yesterday’s Village, Inc. dated September 30, 1999.
10.30.1(5)	Amended Lease Agreement by and between Advanced TelCom, Inc. and Yesterday’s Village, Inc. dated March 27, 2003.
10.30.2(5)	Amendment to Lease Agreement by and between Advanced TelCom, Inc. and Yesterday’s Village, Inc. dated 2004.
10.31(5)	Lease by and between U.S. National Bank of Oregon and Shared Communications Services, Inc. dated March 1, 1996.
10.31.1(5)	Lease Extension and Assignment Agreement by and between U.S. Bank, N.A., Shared Communications Services, Inc. and Advanced TelCom, Inc. dated June 6, 2001.
14.1(1)	Eschelon Telecom, Inc. Code of Ethics and Business Conduct
21.1+	Subsidiaries of Eschelon Telecom, Inc.
23.1	Consent of Ernst & Young LLP
31.1	Certification by Richard A. Smith, Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Geoffrey M. Boyd, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Richard A. Smith, Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Geoffrey M. Boyd, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(6)                                       Previously filed on Eschelon Telecom, Inc. Annual Report on Form 10-K as filed with the Commission on March 17, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 2006.

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

Signature	Title	Date
/s/ RICHARD A. SMITH	President, Chief Executive Officer and Director
Richard A. Smith	(Principal Executive Officer)	November 13, 2006
/s/ GEOFFREY M. BOYD	Chief Financial Officer
Geoffrey M. Boyd	(Principal Financial and Accounting Officer)	November 13, 2006
/s/ CLIFFORD D. WILLIAMS	Chairman of the Board
Clifford D. Williams		November 13, 2006
/s/ MARVIN C. MOSES	Director
Marvin C. Moses		November 13, 2006
/s/ LOUIS L. MASSARO	Director
Louis L. Massaro		November 13, 2006
/s/ MARK E. NUNNELLY	Director
Mark E. Nunnelly		November 13, 2006
/s/ JAMES P. TENBROEK	Director
James P. TenBroek		November 13, 2006
/s/ IAN K. LORING	Director
Ian K. Loring		November 13, 2006

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

Eschelon Telecom, Inc.

Consolidated Statements of Operations

(Dollars in Thousands, Except per Share Amounts)

	Year Ended December 31,
	2003	2004	2005
Revenue:
Network services	$115,482	$131,780	$201,835
Business telephone systems	25,614	26,316	25,908
	141,096	158,096	227,743
Costs and expenses:
Network services expenses (excluding depreciation and amortization)	45,037	47,354	85,914
Business telephone systems cost of revenue	15,784	15,979	16,139
General and administrative	39,297	41,755	56,431
Sales and marketing	26,955	27,500	33,879
Depreciation and amortization	30,099	31,105	39,653
Operating loss	(16,076)	(5,597)	(4,273)
Other income (expense):
Interest income	168	124	691
Interest expense	(1,754)	(11,452)	(28,125)
Gain on extinguishment of debt	—	18,195	—
Other income (expense)	484	(155)	65
Income (loss) before income taxes	(17,178)	1,115	(31,642)
Income taxes	(28)	(4)	(4)
Net income (loss) from continuing operations	(17,206)	1,111	(31,646)
Income from discontinued operation, net of tax	—	—	329
Gain on sale of discontinued operation, net of tax	—	—	326
Net income (loss)	(17,206)	1,111	(30,991)
Less preferred stock dividends and premium paid on repurchase of preferred stock	(3,426)	(4,292)	—
Net income (loss) applicable to common stockholders	$(20,632)	$(3,181)	$(30,991)
Basic and diluted income (loss) per share:
Continuing operations	$(70.59)	$(11.11)	$(5.32)
Discontinued operation	—	—	0.11
Net income (loss)	$(70.59)	$(11.11)	$(5.21)
Weighted average shares outstanding:
Basic and diluted	292,481	287,393	5,949,310

Eschelon Telecom, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(Dollars in Thousands)

			Additional	Accumulated
			Paid-In	Other
	Common Stock			Comprehensive	Accumulated	Deferred
	Shares	Amount	Capital	Income	Deficit	Compensation	Total
Balance at December 31, 2002	117,307	$1	$123,502	$—	$(107,961)	$—	$15,542
Forfeiture of common stock after corporate restructuring	(63)	—	—	—	—	—	—
Accumulated dividends in connection with preferred stock	—	—	(3,426)	—	—	—	(3,426)
Fees associated with 2002 sale of preferred stock	—	—	(70)	—	—	—	(70)
Issuance of restricted common stock	183,399	2	122	—	—	(124)	—
Stock options exercised	28,290	—	19	—	—	—	19
Amortization of deferred compensation	—	—	—	—	—	70	70
Net loss for the year	—	—	—	—	(17,206)	—	(17,206)
Balance at December 31, 2003	328,933	3	120,147	—	(125,167)	(54)	(5,071)
Accumulated dividends in connection with preferred stock	—	—	(3,435)	—	—	—	(3,435)
Series A convertible preferred stock repurchase	—	—	(857)	—	—	—	(857)
Issuance of restricted common stock	10,358	—	14	—	—	—	14
Stock options exercised	11,843	1	7	—	—	—	8
Unrealized gain on available-for-sale securities	—	—	—	30	—	—	30
Amortization of deferred compensation	—	—	—	—	—	20	20
Net income for the year	—	—	—	—	1,111	—	1,111
Balance at December 31, 2004	351,134	4	115,876	30	(124,056)	(34)	(8,180)
Accumulated dividends in connection with preferred stock	—	—	(2,648)	—	—	—	(2,648)
Issuance of restricted common stock	9,350	—	27	—	—	—	27
Stock options exercised	78,457	1	59	—	—	—	60
Restricted stock forfeited	(494)	—	—	—	—	—	—
Deferred compensation related to stock options granted	—	—	2,003	—	—	(2,003)	—
Amortization of deferred compensation	—	—	—	—	—	936	936
Unrealized gain on available-for-sale securities	—	—	—	26	—	—	26
Convert preferred stock to common stock	8,838,689	88	65,869	—	—	—	65,957
Sale of common stock, net of fees	5,357,143	53	67,013	—	—	—	67,066
Net loss for the year	—	—	—	—	(30,991)	—	(30,991)
Balance at December 31, 2005	14,634,279	$146	$248,199	$56	$(155,047)	$(1,101)	$92,253

See accompanying notes.

Eschelon Telecom, Inc.

Consolidated Statements of Cash Flows

(In Thousands)

	Year Ended December 31,
	2003	2004	2005
Operating activities
Net income (loss)	$(17,206)	$1,111	$(30,991)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	30,099	31,105	39,653
Provision for bad debt expense	500	721	1,090
Noncash interest expense	1,302	2,339	7,288
Value of stock issued to management and directors	70	34	963
Loss (gain) on write-off and sales of assets	(484)	162	260
Gain on extinguishment of debt	—	(18,195)	—
Gain on sales of available-for-sale securities	—	(7)	(326)
Gain on sale of discontinued operation	—	—	(326)
Changes in operating assets and liabilities:
Restricted cash	—	(722)	(274)
Accounts receivable	(1,520)	658	(5,145)
Other receivables	904	(546)	(76)
Inventories	(393)	296	(54)
Prepaid expenses and other assets	(219)	(209)	495
Discontinued assets held for sale, net of liabilities	—	—	222
Accounts payable and accrued expenses	3,450	8,984	2,133
Deferred revenue	(397)	878	621
Accrued compensation expenses	582	(1,216)	(779)
Net cash provided by operating activities	16,688	25,393	14,754
Investing activities
Purchase of subsidiaries, net of cash acquired	—	(45,495)	(48)
Purchase of assets held for sale, net of liabilities	—	—	(216)
Purchases of available-for-sale securities	—	(8,198)	(30,526)
Proceeds from sales of available-for-sale securities	—	2,041	32,312
Purchases of property and equipment	(13,367)	(15,414)	(19,227)
Cash paid for customer installation costs	(11,669)	(11,293)	(13,551)
Proceeds from sale of assets	28	25	239
Proceeds from sale of discontinued operation, net of fees	—	—	320
Net cash used in investing activities	(25,008)	(78,334)	(30,697)
Financing activities
Proceeds from issuance of notes payable	—	136,163	—
Payments made on notes and capital lease obligations	(2,697)	(66,948)	(51,362)
Proceeds from (fees associated with) issuance of preferred stock	(70)	15,000	154
Payment on repurchase of preferred stock	—	(5,085)	—
Proceeds from issuance of common stock, net of fees	19	8	67,126
Increase in debt issuance costs	(59)	(8,368)	(348)
Net cash provided by (used in) financing activities	(2,807)	70,770	15,570
Net increase (decrease) in cash and cash equivalents	(11,127)	17,829	(373)
Cash and cash equivalents at beginning of year	19,733	8,606	26,435
Cash and cash equivalents at end of year	$8,606	$26,435	$26,062
Supplemental cash flow information
Cash paid for interest	$452	$9,114	$20,837
Supplemental noncash activities
Equipment purchases under capital leases	$1,430	$4,064	$3,127

Value of common stock issued to management and certain members of the board of directors	$124	$14	$27

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

The following table represents other intangible assets by category and accumulated amortization as of December 31, 2005 and 2004:

	Gross			Estimated
	Carrying	Accumulated		Life Range
2005	Amount	Amortization	Net	(in Years)
Customer installation costs	$77,650	$52,034	$25,616	4
Debt issuance costs	5,666	1,077	4,589	7
Customer relationships	3,820	955	2,865	4
Non-compete agreements	300	100	200	3
Developed technology	94	31	63	3
Total	$87,530	$54,197	$33,333	4	(1)

Eschelon Telecom, Inc.

Notes to Consolidated Financial Statements

(Dollars in Thousands, Except per Share Amounts)

1.   Summary of Significant Accounting Policies (Continued)

	Gross			Estimated
	Carrying	Accumulated		Life Range
2004	Amount	Amortization	Net	(in Years)
Customer installation costs	$64,087	$39,019	$25,068	4
Debt issuance costs	8,368	476	7,890	7
Non-compete agreements	15	15	—	5
Total	$72,470	$39,512	$32,958	4	(1)

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

Network Services Expenses

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

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except per Share Amounts)

8.              Capital Stock (Continued)

The following table summarizes the options to purchase shares of the Company’s common stock under the Eschelon Telecom, Inc. Stock Option Plan of 2002:

	Shares Available for Grant	Plan Options Outstanding	Weighted Average Exercise Price
Balance at December 31, 2002	1,041,966	—	$0.68
Options granted	(786,294)	786,294	0.68
Restricted stock granted	(183,399)	—	0.68
Canceled	65,120	(65,120)	0.68
Exercised	—	(28,290)	0.68
Balance at December 31, 2003	137,393	692,884	0.68
Options granted	(101,984)	101,984	1.35
Canceled	35,921	(35,921)	0.83
Exercised	—	(11,843)	0.69
Balance at December 31, 2004	71,330	747,104	0.77
Additional shares reserved	590,448	—	—
Options granted	(533,536)	533,536	8.24
Restricted stock forfeited	494	—	0.68
Restricted stock granted	(9,350)	—	2.92
Canceled	34,693	(34,693)	3.18
Exercised	—	(78,457)	0.76
Balance at December 31, 2005	154,079	1,167,490	$4.12

The following table contains details of the stock options outstanding as of December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.00 - $10.84	962,162	7.85 years	$2.38	521,144	$1.66
$10.85 - $21.68	205,328	9.56 years	$12.24	41,261	$12.23
	1,167,490	8.15 years	$4.12	562,405	$2.43

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

Eschelon Telecom, Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except per Share Amounts)

10.       Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Balance Sheets
As of December 31, 2005

		Eschelon
	Eschelon	Operating	Guarantor
	Telecom, Inc.	Company	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$25,070	$—	$992	$—	$26,062
Restricted cash	996	—	—	—	996
Available-for-sale securities	4,760	—	—	—	4,760
Accounts receivable	—	—	22,996	—	22,996
Other receivables	—	—	3,052	—	3,052
Inventories	—	—	2,927	—	2,927
Prepaid expenses	1,149	—	1,145	—	2,294
Total current assets	31,975	—	31,112	—	63,087
Property and equipment, net	82,840	—	43,612	—	126,452
Investment in affiliates	59,046	—	—	(59,046)	—
Other assets	507	—	999	—	1,506
Goodwill	—	—	7,168	—	7,168
Intangible assets, net	13,695	4,588	15,050	—	33,333
Total assets	$188,063	$4,588	$97,941	$(59,046)	$231,546
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$14,602	$—	$1,798	$—	$16,400
Accrued telecommunication costs	—	—	4,227	—	4,227
Accrued office rent	1,485	—	550	—	2,035
Accrued interest expense	—	2,645	1	—	2,646
Other accrued expenses	944	—	4,541	—	5,485
Deferred revenue	—	—	7,921	—	7,921
Accrued compensation expenses	1,623	—	1,186	—	2,809
Capital lease obligation, current maturities	2,320	—	110	—	2,430
Total current liabilities	20,974	2,645	20,334	—	43,953
Long-term liabilities:
Other long-term liabilities	251	—	—	—	251
Capital lease obligation, less current maturities	2,857	—	107	—	2,964
Notes payable	—	92,125	—	—	92,125
Due to (from) affiliates	211,456	(103,502)	(107,954)	—	—
Total liabilities	235,538	(8,732)	(87,513)	—	139,293
Convertible preferred stock	—	—	—	—	—
Stockholders’ equity (deficit)	(47,475)	13,320	185,454	(59,046)	92,253
Total liabilities and stockholders’ equity (deficit)	$188,063	$4,588	$97,941	$(59,046)	$231,546

Eschelon Telecom, Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except per Share Amounts)

10.       Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2003

		Eschelon
	Eschelon	Operating	Guarantor
	Telecom, Inc.	Company	Subsidiaries	Consolidated
Revenue:
Network services	$—	$—	$115,482	$115,482
Business telephone systems	—	—	25,614	25,614
	—	—	141,096	141,096
Costs and expenses:
Network services expenses (excluding depreciation and amortization)	—	—	45,037	45,037
Business telephone systems cost of revenue	—	—	15,784	15,784
Sales, general and administrative	35,274	—	30,978	66,252
Depreciation and amortization	16,785	—	13,314	30,099
Operating income (loss)	(52,059)	—	35,983	(16,076)
Other income (expense)	(669)	(440)	7	(1,102)
Income (loss) before income taxes	(52,728)	(440)	35,990	(17,178)
Income taxes	(28)	—	—	(28)
Net income (loss)	$(52,756)	$(440)	$35,990	$(17,206)

Eschelon Telecom, Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except per Share Amounts)

10.       Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2004

		Eschelon
	Eschelon	Operating	Guarantor
	Telecom, Inc.	Company	Subsidiaries	Consolidated
Revenue:
Network services	$—	$—	$131,780	$131,780
Business telephone systems	—	—	26,316	26,316
	—	—	158,096	158,096
Costs and expenses:
Network services expenses (excluding depreciation and amortization)	—	—	47,354	47,354
Business telephone systems cost of revenue	—	—	15,979	15,979
Sales, general and administrative	37,400	—	31,855	69,255
Depreciation and amortization	20,734	—	10,371	31,105
Operating income (loss)	(58,134)	—	52,537	(5,597)
Other income (expense)	(1,079)	7,811	(20)	6,712
Income (loss) before income taxes	(59,213)	7,811	52,517	1,115
Income taxes	(4)	—	—	(4)
Net income (loss)	$(59,217)	$7,811	$52,517	$1,111

Eschelon Telecom, Inc.

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except per Share Amounts)

10.       Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2005

		Eschelon
	Eschelon	Operating	Guarantor
	Telecom, Inc.	Company	Subsidiaries	Consolidated
Revenue:
Network services	$—	$—	$201,835	$201,835
Business telephone systems	—	—	25,908	25,908
	—	—	227,743	227,743
Costs and expenses:
Network services expenses (excluding depreciation and amortization)	—	—	85,914	85,914
Business telephone systems cost of revenue	—	—	16,139	16,139
Sales, general and administrative	42,551	—	47,759	90,310
Depreciation and amortization	22,160	—	17,493	39,653
Operating income (loss)	(64,711)	—	60,438	(4,273)
Other income (expense)	(342)	(27,093)	66	(27,369)
Income (loss) before income taxes	(65,053)	(27,093)	60,504	(31,642)
Income taxes	(4)	—	—	(4)
Net income (loss) before discontinued operation	(65,057)	(27,093)	60,504	(31,646)
Income from discontinued operation, net of tax	—	—	329	329
Gain on sale of discontinued operation, net of tax	326		—	326
Net income (loss)	$(64,731)	$(27,093)	$60,833	$(30,991)

Condensed Consolidating Statement of Cash Flows

For the Twelve Months Ended December 31, 2003

(In Thousands)

		Eschelon
	Eschelon	Operating	Guarantor
	Telecom, Inc.	Company	Subsidiaries	Consolidated

Operating activities
Net income (loss)	$(52,756)	$(440)	$35,990	$(17,206)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	16,785	—	13,314	30,099
Noncash interest expense	840	462	—	1,302
Value of stock issued to management and directors	70	—	—	70
Other noncash items	(484)	—	500	16
Changes in operating assets and liabilities:
Accounts receivable	—	—	(1,520)	(1,520)
Accounts payable and accrued expenses	1,657	—	1,793	3,450
Other operating assets and liabilities	748	—	(271)	477
Total cash provided by (used in) operating activities	(33,140)	22	49,806	16,688

Investing activities
Purchases of property and equipment	(8,051)	—	(5,316)	(13,367)
Cash paid for customer installation costs	(6,016)	—	(5,653)	(11,669)
Proceeds from sale of assets	28	—	—	28
Total cash used in investing activities	(14,039)	—	(10,969)	(25,008)

Financing activities
Payments made on notes and capital lease obligations	(2,697)	—	—	(2,697)
Fees associated with issuance of preferred stock	(70)	—	—	(70)
Proceeds from issuance of common stock, net of fees	19	—	—	19
Increase in debt issuance costs	(59)	—	—	(59)
Change in due to/from affiliates	39,003	(22)	(38,981)	—
Total cash provided by (used in) financing activities	36,196	(22)	(38,981)	(2,807)

Increase (decrease) in cash and cash equivalents	(10,983)	—	(144)	(11,127)
Cash and cash equivalents at beginning of period	19,869	—	(136)	19,733
Cash and cash equivalents at end of period	$8,886	$—	$(280)	$8,606

Condensed Consolidating Statement of Cash Flows

For the Twelve Months Ended December 31, 2004

(In Thousands)

		Eschelon
	Eschelon	Operating	Guarantor
	Telecom, Inc.	Company	Subsidiaries	Consolidated

Operating activities
Net income (loss)	$(59,217)	$7,811	$52,517	$1,111
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	20,734	—	10,371	31,105
Noncash interest expense	—	2,339	—	2,339
Value of stock issued to management and directors	34	—	—	34
Gain on extinguishment of debt	—	(18,195)	—	(18,195)
Other noncash items	155	—	721	876
Changes in operating assets and liabilities:
Accounts receivable	—	—	658	658
Accounts payable and accrued expenses	3,002	4,070	1,912	8,984
Other operating assets and liabilities	(1,691)	—	172	(1,519)
Total cash provided by (used in) operating activities	(36,983)	(3,975)	66,351	25,393

Investing activities
Purchase of subsidiaries, net of cash acquired	(45,816)	—	321	(45,495)
Purchase of available-for-sale securities	(8,198)	—	—	(8,198)
Proceeds from sales of available-for-sale securities	2,041	—	—	2,041
Purchases of property and equipment	(13,101)	—	(2,313)	(15,414)
Cash paid for customer installation costs	(7,553)	—	(3,740)	(11,293)
Proceeds from sale of assets	25	—	—	25
Total cash used in investing activities	(72,602)	—	(5,732)	(78,334)

Financing activities
Proceeds from issuance of notes payable	—	136,163	—	136,163
Payments made on notes and capital lease obligations	(1,527)	(65,421)	—	(66,948)
Proceeds from issuance of preferred stock	15,000	—	—	15,000
Payment of repurchase of preferred stock	(5,085)	—	—	(5,085)
Proceeds from issuance of common stock	8	—	—	8
Increase in debt issuance costs	—	(8,368)	—	(8,368)
Change in due to/from affiliates	118,635	(58,399)	(60,236)	—
Total cash provided by (used in) financing activities	127,031	3,975	(60,236)	70,770

Increase (decrease) in cash and cash equivalents	17,446	—	383	17,829
Cash and cash equivalents at beginning of period	8,886	—	(280)	8,606
Cash and cash equivalents at end of period	$26,332	$—	$103	$26,435

Condensed Consolidating Statement of Cash Flows

For the Twelve Months Ended December 31, 2005

(In Thousands)

		Eschelon
	Eschelon	Operating	Guarantor
	Telecom, Inc.	Company	Subsidiaries	Consolidated

Operating activities
Net income (loss)	$(64,731)	$(27,093)	$60,833	$(30,991)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	22,160	—	17,493	39,653
Noncash interest expense	116	7,172	—	7,288
Value of stock issued to management and directors	963	—	—	963
Gain on sale of discontinued operation	(326)	—	—	(326)
Other noncash items	(66)	—	1,090	1,024
Changes in operating assets and liabilities:
Accounts receivable	—	—	(5,145)	(5,145)
Accounts payable and accrued expenses	10,392	(1,423)	(6,836)	2,133
Discontinued assets held for sale, net of liabilities	222	—	—	222
Other operating assets and liabilities	(310)	—	243	(67)
Total cash provided by (used in) operating activities	(31,580)	(21,344)	67,678	14,754

Investing activities
Purchase of subsidiaries, net of cash acquired	(48)	—	—	(48)
Purchase of assets held for sale, net of liabilities	(216)	—	—	(216)
Purchase of available-for-sale securities	(30,526)	—	—	(30,526)
Proceeds from sales of available-for-sale securities	32,312	—	—	32,312
Purchases of property and equipment	(13,580)	—	(5,647)	(19,227)
Cash paid for customer installation costs	(7,116)	—	(6,435)	(13,551)
Proceeds from sale of assets	239	—	—	239
Proceeds from sale of assets	320	—	—	320
Total cash used in investing activities	(18,615)	—	(12,082)	(30,697)

Financing activities
Payments made on notes and capital lease obligations	(2,083)	(49,176)	(103)	(51,362)
Proceeds from issuance of preferred stock	154	—	—	154
Proceeds from issuance of common stock, net of fees	67,126	—	—	67,126
Increase in debt issuance costs	—	(348)	—	(348)
Change in due to/from affiliates	(16,264)	70,868	(54,604)	—
Total cash provided by (used in) financing activities	48,933	21,344	(54,707)	15,570

Increase (decrease) in cash and cash equivalents	(1,262)	—	889	(373)
Cash and cash equivalents at beginning of period	26,332	—	103	26,435
Cash and cash equivalents at end of period	$25,070	$—	$992	$26,062

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