Form 10-Q/A
period 2006-03-31
ESCHELON TELECOM INC
filed 2006-11-13
CIK 1110507

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

As of September 30, 2006, the number of outstanding shares of the Registrant’s Common Stock, par value $.01 per share, was 17,946,744 shares.

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) on Form 10-Q/A for the three months ended March 31, 2006 is being filed to include condensed consolidating statements of cash flows for the three months ended March 31, 2005 and 2006 in the Notes to Consolidated Financial Statements in our Form 10-Q for the three months ended March 31, 2006 (the “Form 10-Q”), to amend the presentation of the Consolidated Statements of Operations and to amend certain typographical errors in the Form 10-Q.  The presentation of the Consolidated Statements of Operations was amended to exclude the caption Gross Profit.  This Amendment amends and supersedes Part I, Item 1 of the Form 10-Q.

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

Eschelon Telecom, Inc.

Unaudited Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Amounts)

	Three months ended
	March 31,
	2005	2006
Revenue:
Network services	$48,668	$52,785
Business telephone systems	5,865	6,941
Total revenue	54,533	59,726

Costs and expenses:
Network services expenses (excluding depreciation and amortization)	20,001	20,763
Business telephone systems cost of revenue	3,630	4,553
Sales, general and administrative	22,365	22,699
Depreciation and amortization	8,574	10,176
Operating income (loss)	(37)	1,535

Other income (expense):
Interest income	131	233
Interest expense	(4,862)	(3,400)
Other income	—	49
Loss before income taxes	(4,768)	(1,583)
Income taxes	—	—
Net loss	(4,768)	(1,583)
Less preferred stock dividends	(1,079)	—
Net loss applicable to common stockholders	$(5,847)	$(1,583)

Net loss per share:
Basic and diluted	$(18.70)	$(0.11)

Weighted average number of shares outstanding:
Basic and diluted	313,400	14,680,783

See accompanying notes.

Eschelon Telecom, Inc.

Unaudited Consolidated Statements of Cash Flows

(In Thousands)

	Three months ended
	March 31,
	2005	2006
Operating activities
Net loss	$(4,768)	$(1,583)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	8,574	10,176
Other non-cash items	1,343	1,488
Changes in operating assets and liabilities:
Restricted cash	71	103
Accounts receivable	(302)	961
Inventories	(379)	(331)
Prepaid expenses and other assets	450	(1,416)
Accounts payable and accrued expenses	(3,454)	(1,775)
Deferred revenue	23	11
Accrued compensation expense	793	737
Net cash provided by operating activities	2,351	8,371

Investing activities
Purchase of assets held for sale, net of liabilities	(216)	—
Purchases of available-for-sale securities	(14,134)	—
Proceeds from sales of available-for-sale securities	7,646	4,000
Purchases of property and equipment	(4,972)	(5,360)
Cash paid for customer installation costs	(3,343)	(3,640)
Proceeds from sales of assets	5	28
Net cash used in investing activities	(15,014)	(4,972)

Financing activities
Proceeds from issuance of notes payable	—	45,600
Payments made on notes and capital lease obligations	(453)	(638)
Proceeds from issuance of stock, net of fees	1	153
Increase in debt issuance costs	(240)	(996)
Net cash provided by (used in) financing activities	(692)	44,119

Net increase (decrease) in cash and cash equivalents	(13,355)	47,518
Cash and cash equivalents at beginning of period	26,435	26,062
Cash and cash equivalents at end of period	$13,080	$73,580

Supplemental cash flow information
Cash paid for interest	$3,643	$2,485

Supplemental noncash activities
Equipment purchases under capital leases	$584	$21
Value of common stock issued to management and certain members of board of directors	$24	$—

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

The following tables present condensed consolidating balance sheets at December 31, 2005 and March 31, 2006 and condensed consolidating statements of operations and cash flows for the three-month periods ended March 31, 2005 and 2006.

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

Unaudited Condensed Consolidating Balance Sheets

As of March 31, 2006
(In Thousands)

		Eschelon
	Eschelon	Operating	Guarantor
	Telecom, Inc.	Company	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$73,665	$—	$(85)	$—	$73,580
Restricted cash	893	—	—	—	893
Available-for-sale securities	795	—	—	—	795
Accounts receivable	—	—	21,760	—	21,760
Other receivables	—	—	3,308	—	3,308
Inventories	—	—	3,258	—	3,258
Prepaid expenses	1,708	—	1,686	—	3,394
Total current assets	77,061	—	29,927	—	106,988

Property and equipment, net	83,397	—	41,414	—	124,811

Investment in affiliates	59,046	—	—	(59,046)	—
Other assets	509	—	957	—	1,466
Goodwill	—	—	7,168	—	7,168
Intangible assets, net	14,492	5,378	14,676	—	34,546
Total assets	$234,505	$5,378	$94,142	$(59,046)	$274,979

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$13,489	$—	$1,929	$—	$15,418
Accrued telecommunication costs	—	—	5,008	—	5,008
Accrued office rent	1,076	—	788	—	1,864
Accrued interest expense	—	578	1	—	579
Other accrued expenses	1,203	—	4,946	—	6,149
Deferred revenue	—	—	7,932	—	7,932
Accrued compensation expenses	2,799	—	747	—	3,546
Capital lease obligations, current maturities	1,721	—	112	—	1,833
Total current liabilities	20,288	578	21,463	—	42,329

Long-term liabilities:
Other long-term liabilities	144	—	—	—	144
Capital lease obligations, less current maturities	2,868	—	78	—	2,946
Notes payable	—	138,433	—	—	138,433
Due to (from) affiliates	276,454	(143,759)	(132,695)	—	—
Total liabilities	299,754	(4,748)	(111,154)	—	183,852

Convertible preferred stock	—	—	—	—	—
Stockholders’ equity (deficit)	(65,249)	10,126	205,296	(59,046)	91,127
Total liabilities and stockholders’ equity (deficit)	$234,505	$5,378	$94,142	$(59,046)	$274,979

Unaudited Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2005
(In Thousands)

		Eschelon
	Eschelon	Operating	Guarantor
	Telecom, Inc.	Company	Subsidiaries	Consolidated

Revenue:
Network services	$—	$—	$48,668	$48,668
Business telephone systems	—	—	5,865	5,865
	—	—	54,533	54,533

Costs and expenses:
Network services expenses (excluding depreciation and amortization)	—	—	20,001	20,001
Business telephone systems cost of revenue	—	—	3,630	3,630
Sales, general and administrative	10,473	—	11,892	22,365
Depreciation and amortization	5,272	—	3,302	8,574

Operating income (loss)	(15,745)	—	15,708	(37)
Other income (expense)	(67)	(4,674)	10	(4,731)
Income (loss) before income taxes	(15,812)	(4,674)	15,718	(4,768)
Income taxes	—	—	—	—
Net income (loss)	$(15,812)	$(4,674)	$15,718	$(4,768)

Unaudited Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2006
(In Thousands)

		Eschelon
	Eschelon	Operating	Guarantor
	Telecom, Inc.	Company	Subsidiaries	Consolidated

Revenue:
Network services	$—	$—	$52,785	$52,785
Business telephone systems	—	—	6,941	6,941
	—	—	59,726	59,726

Costs and expenses:
Network services expenses (excluding depreciation and amortization)	—	—	20,763	20,763
Business telephone systems cost of revenue	—	—	4,553	4,553
Sales, general and administrative	12,722	—	9,977	22,699
Depreciation and amortization	5,609	—	4,567	10,176

Operating income (loss)	(18,331)	—	19,866	1,535
Other income (expense)	99	(3,194)	(23)	(3,118)
Income (loss) before income taxes	(18,232)	(3,194)	19,843	(1,583)
Income taxes	—	—	—	—
Net income (loss)	$(18,232)	$(3,194)	$19,843	$(1,583)

Unaudited Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2005
(In Thousands)

		Eschelon
	Eschelon	Operating	Guarantor
	Telecom, Inc.	Company	Subsidiaries	Consolidated

Operating activities
Net income (loss)	$(15,812)	$(4,674)	$15,718	$(4,768)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	5,272	—	3,302	8,574
Other non-cash items	36	1,219	88	1,343
Changes in operating assets and liabilities:
Accounts receivable	—	—	(302)	(302)
Accounts payable and accrued expenses	379	(3,455)	(378)	(3,454)
Other operating assets and liabilities	1,533	—	(575)	958
Total cash provided by (used in) operating activities	(8,592)	(6,910)	17,853	2,351

Investing activities
Purchase of assets held for sale, net of liabilities	(216)	—	—	(216)
Purchases of available-for-sale securities	(14,134)	—	—	(14,134)
Proceeds from sales of available-for-sale securities	7,646	—	—	7,646
Purchases of property and equipment	(3,034)	—	(1,938)	(4,972)
Cash paid for customer installation costs	(2,189)	—	(1,154)	(3,343)
Proceeds from sale of assets	5	—	—	5
Total cash used in investing activities	(11,922)	—	(3,092)	(15,014)

Financing activities
Payments made on notes and capital lease obligations	(428)	—	(25)	(453)
Proceeds from issuance of stock, net of fees	1	—	—	1
Increase in debt issuance costs	—	(240)	—	(240)
Change in due to/from affiliates	2,587	7,150	(9,737)	—
Total cash provided by (used in) financing activities	2,160	6,910	(9,762)	(692)

Increase (decrease) in cash and cash equivalents	(18,354)	—	4,999	(13,355)
Cash and cash equivalents at beginning of period	26,332	—	103	26,435
Cash and cash equivalents at end of period	$7,978	$—	$5,102	$13,080

Unaudited Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2006
(In Thousands)

		Eschelon
	Eschelon	Operating	Guarantor
	Telecom, Inc.	Company	Subsidiaries	Consolidated

Operating activities
Net income (loss)	$(18,232)	$(3,194)	$19,843	$(1,583)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	5,609	—	4,567	10,176
Other non-cash items	263	915	310	1,488
Changes in operating assets and liabilities:
Accounts receivable	—	—	961	961
Accounts payable and accrued expenses	(1,263)	(2,067)	1,555	(1,775)
Other operating assets and liabilities	618	—	(1,514)	(896)
Total cash provided by (used in) operating activities	(13,005)	(4,346)	25,722	8,371

Investing activities
Proceeds from sales of available-for-sale securities	4,000	—	—	4,000
Purchases of property and equipment	(4,877)	—	(483)	(5,360)
Cash paid for customer installation costs	(2,092)	—	(1,548)	(3,640)
Proceeds from sale of assets	28	—	—	28
Total cash used in investing activities	(2,941)	—	(2,031)	(4,972)

Financing activities
Proceeds from issuance of notes payable	—	45,600	—	45,600
Payments made on notes and capital lease obligations	(610)	—	(28)	(638)
Proceeds from issuance of stock, net of fees	153	—	—	153
Increase in debt issuance costs	—	(996)	—	(996)
Change in due to/from affiliates	64,998	(40,258)	(24,740)	—
Total cash provided by (used in) financing activities	64,541	4,346	(24,768)	44,119

Increase (decrease) in cash and cash equivalents	48,595	—	(1,077)	47,518
Cash and cash equivalents at beginning of period	25,070	—	992	26,062
Cash and cash equivalents at end of period	$73,665	$—	$(85)	$73,580

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

Eschelon Telecom, Inc.

Date: November 13, 2006	By:	/S/ Geoffrey M. Boyd

	Name:	Geoffrey M. Boyd
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)