Form 10-Q
period 2006-09-30
ESCHELON TELECOM INC
filed 2006-11-13
CIK 1110507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-0001

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of October 31, 2006, the number of outstanding shares of the Registrant’s Common Stock, par value $.01 per share, was 17,967,569 shares.

ESCHELON TELECOM, INC.
INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Eschelon Telecom, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Amounts)

	December 31,	September 30,
	2005	2006
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,062	$7,760
Restricted cash	996	728
Available-for-sale securities	4,760	68,477
Accounts receivable, net of allowance for doubtful accounts of $492 and $695, respectively	22,996	26,239
Other receivables	3,052	4,207
Inventories	2,927	3,437
Prepaid expenses	2,294	13,914
Total current assets	63,087	124,762

Property and equipment, net	126,452	128,501

Other assets	1,506	1,559
Goodwill	7,168	21,869
Intangible assets, net	33,333	40,554
Total assets	$231,546	$317,245

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$16,400	$15,962
Accrued telecommunication costs	4,227	3,226
Accrued office rent	2,035	1,722
Accrued interest expense	2,646	579
Other accrued expenses	5,485	6,732
Deferred revenue	7,921	8,900
Accrued compensation expenses	2,809	3,953
Capital lease obligations, current maturities	2,430	781
Total current liabilities	43,953	41,855

Long-term liabilities:
Commitments and contingencies
Other long-term liabilities	251	346
Capital lease obligations, less current maturities	2,964	4,110
Notes payable	92,125	140,138
Total liabilities	139,293	186,449

Stockholders’ equity:
Preferred stock, $0.01 par value per share; 125,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 200,000,000 shares authorized; issued and outstanding shares – 14,634,279 shares at December 31, 2005; and 17,946,744 at September 30, 2006	146	176
Additional paid-in capital	248,199	288,460
Accumulated other comprehensive income (loss)	56	(3)
Accumulated deficit	(155,047)	(157,837)
Deferred compensation	(1,101)	—
Total stockholders’ equity	92,253	130,796
Total liabilities and stockholders’ equity	$231,546	$317,245

See accompanying notes.

Eschelon Telecom, Inc.
Unaudited Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2006	2005	2006
Revenue:
Network services	$51,181	$62,373	$149,944	$176,078
Business telephone systems	6,731	7,433	19,422	21,704
Total revenue	57,912	69,806	169,366	197,782

Costs and expenses:
Network services expense (excluding depreciation and amortization)	20,701	25,735	65,603	71,278
Business telephone systems cost of revenue	4,093	4,619	11,914	13,586
Sales, general and administrative	22,378	25,849	67,823	74,521
Depreciation and amortization	9,011	10,839	26,292	30,810
Operating income (loss)	1,729	2,764	(2,266)	7,587

Other income (expense):
Interest income	269	1,482	502	2,474
Interest expense	(14,798)	(4,776)	(24,612)	(12,830)
Other income (expense), net	(113)	(78)	(59)	(21)
Loss before taxes	(12,913)	(608)	(26,435)	(2,790)
Income taxes	—	—	—	—
Net loss before discontinued operation	(12,913)	(608)	(26,435)	(2,790)
Income from discontinued operation, net of tax	460	—	571	—
Net loss applicable to common stockholders	$(12,453)	$(608)	$(25,864)	$(2,790)

Basic and diluted income (loss) per share:
Continuing operations	$(1.55)	$(0.03)	$(8.71)	$(0.17)
Discontinued operations	0.06	—	0.19	—
Net loss	$(1.49)	$(0.03)	$(8.53)	$(0.17)

Weighted average number of shares outstanding:
Basic and diluted	8,329,636	17,513,871	3,033,623	16,097,057

See accompanying notes.

Eschelon Telecom, Inc.
Unaudited Consolidated Statements of Cash Flows
(In Thousands)

	Nine months ended September 30,
	2005	2006
Operating activities
Net loss	$(25,864)	$(2,790)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	26,292	30,810
Other non-cash items	7,940	5,574
Changes in operating assets and liabilities:
Restricted cash	(107)	268
Accounts receivable	(4,643)	(1,742)
Inventories	(106)	(510)
Prepaid expenses and other assets	(439)	(12,669)
Discontinued assets held for sale, net of liabilities	1,223	—
Accounts payable and accrued expenses	(619)	(5,516)
Deferred revenue	526	187
Accrued compensation expense	(293)	1,016
Net cash provided by operating activities	3,910	14,628

Investing activities
Purchase of subsidiaries, net of cash acquired	—	(19,993)
Purchase of assets held for sale, net of liabilities	(216)	—
Purchases of available-for-sale securities	(29,744)	(84,468)
Proceeds from sales of available-for-sale securities	20,315	20,800
Purchases of property and equipment	(14,173)	(20,456)
Cash paid for customer installation costs	(10,103)	(11,468)
Proceeds from sales of assets	238	112
Net cash used in investing activities	(33,683)	(115,473)

Financing activities
Proceeds from issuance of notes payable	—	45,600
Payments made on notes and capital lease obligations	(50,780)	(1,971)
Proceeds from issuance of stock, net of fees	68,583	40,250
Increase in debt issuance costs	(348)	(1,336)
Net cash provided by financing activities	17,455	82,543

Net decrease in cash and cash equivalents	(12,318)	(18,302)
Cash and cash equivalents at beginning of period	26,435	26,062
Cash and cash equivalents at end of period	$14,117	$7,760

Supplemental cash flow information
Cash paid for interest	$18,317	$9,635

Supplemental non-cash activities
Equipment purchases under capital leases	$2,785	$1,480
Value of common stock issued to management and certain members of the board of directors	$27	$6,045

See accompanying notes.

Eschelon Telecom, Inc.
Notes to Consolidated Financial Statements
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

1.)          Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Eschelon Telecom, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal and recurring adjustments and accruals) considered necessary for a fair presentation for the periods indicated have been included.  Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.  The consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  These financial statements should be read in conjunction with the Company’s audited financial statements and related notes thereto for the year ended December 31, 2005 included in the Eschelon Telecom, Inc. Form 10-K filed with the SEC on March 17, 2006.

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

The cost basis, unrealized holding gains, unrealized holding losses and fair value of the investment securities available-for-sale as of December 31, 2005 and September 30, 2006, are as follows:

	December 31, 2005			September 30, 2006
					Unrealized
		Unrealized			Holding
	Amortized	Holding		Amortized	Gains/
	Cost Basis	Gains	Fair Value	Cost Basis	(Losses)	Fair Value

U.S. government agencies	$1,961	$26	$1,987	$4,003	$(6)	$3,997
Corporate obligations	2,743	30	2,773	23,077	3	23,080
Auction rate securities	—	—	—	41,400	—	41,400
Total	$4,704	$56	$4,760	$68,480	$(3)	$68,477

As of September 30, 2006, the available-for-sale securities have remaining maturities that range from two days to 21 months.

Property and Equipment

Property and equipment, including leasehold improvements, are stated at cost.  Depreciation is provided using the straight-line method over the estimated useful lives of the assets.  Leasehold improvements are amortized over the shorter of the related lease term or five years.

All internal costs directly related to the construction of the switches and operating and support systems, including compensation of certain employees, are capitalized.

Property and equipment consist of the following:

	December 31,	September 30,
	2005	2006

Vehicles	$1,375	$2,136
Office furniture and equipment	18,229	20,831
Computer equipment and software	41,897	46,563
Leasehold improvements	23,765	25,686
Switching and data equipment and software	134,661	146,959
	219,927	242,175
Less accumulated depreciation	(93,475)	(113,674)
Property and equipment, net	$126,452	$128,501

Goodwill and Other Intangible Assets

Goodwill represents the excess of cost over the fair value of net assets acquired.

Goodwill at December 31, 2005	$7,168
Goodwill related to the acquisition of Oregon Telecom, Inc.	14,701
Impairment charges	—
Goodwill at September 30, 2006	$21,869

Intangibles consist of customer installation costs, debt issuance costs, customer relationships, non-compete agreements and developed technology.  The customer installation costs are being amortized over periods approximating the average life of customers.  Debt issuance costs are being amortized over the term of the respective debt obligation.  Non-compete agreement costs represent costs associated with non-compete agreements with former employees.  These costs are being amortized over the term of the agreements.  Customer relationships and developed technology are being amortized over 48 months and 36 months, respectively.

Intangible assets consist of the following:

		December 31, 2005			September 30, 2006
	Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer installation costs	3-5	$77,650	$52,034	$25,616	$89,120	$61,124	$27,996
Debt issuance costs	4-6	5,666	1,077	4,589	7,001	1,858	5,143
Customer relationships	4	3,820	955	2,865	8,520	2,259	6,261
Non-compete agreements	3-5	300	100	200	1,400	285	1,115
Developed technology	3	94	31	63	94	55	39
Total		$87,530	$54,197	$33,333	$106,135	$65,581	$40,554

Stock-Based Compensation

Stock Option Plan

A total of 2,632,414 shares of the Company’s common stock have been authorized for issuance under the Eschelon Telecom, Inc. Stock Option Plan of 2002 (the “2002 Plan”).  The 2002 Plan provides for grants of incentive stock options, non-statutory stock options, stock appreciation rights, restricted or unrestricted stock awards, phantom stock, performance awards and other stock-based awards to our employees, former employees, officers, directors and consultants.  The 2002 Plan is administered by the Compensation Committee of the Board of Directors, which has sole discretion and authority, consistent with the provisions of the 2002 Plan, to determine which eligible participants will receive awards, when awards will be granted, the terms of awards, and the number of shares that will be subject to awards.  The purpose of the 2002 Plan is to enable the Company to attract, retain and reward the best-available employees, to provide participants with incentives to improve stockholder value and to contribute to the growth and financial success of the Company through their future services with the Company.  All of the Company’s employees, former employees, officers and directors are eligible to participate in the 2002 Plan.

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

Stock Options

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R (SFAS 123R), Share-Based Payment: an amendment of FASB Statement No. 123 and FASB Statement No. 95, which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values.  Prior to the adoption of SFAS 123R, the Company accounted for its stock-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations.  The Company recorded stock-based compensation expense under SFAS 123R for stock option awards of $200 and $761 for the three and nine months ended September 30, 2006, respectively.  As a result of adopting SFAS 123R on January 1, 2006, the Company’s net loss for the three and nine months ended September 30, 2006 is $61 and $344 greater, respectively, than if it had continued to account for share-based compensation under APB 25.  As of September 30, 2006, there was $826 of unrecognized compensation expense related to unvested options granted under the Company’s share-based payment plans.  The expense is expected to be recognized over a weighted-average period of 1.3 years.

The Company adopted SFAS 123R using the modified prospective transition method and the straight-line attribution method for recognizing compensation expense.  Under the modified prospective transition method, compensation expense recognized during the three and nine months ended September 30, 2006, included:  (a) the quarterly prorated portion of compensation expense for all share-based awards granted prior to January 1, 2006, but not yet vested, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) the quarterly prorated portion of compensation expense for all share-based awards granted subsequent to adoption of SFAS 123R, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.  In accordance with the modified prospective transition method, the Company’s consolidated financial statements for periods prior to the adoption of SFAS 123R have not been restated to reflect the impact of the provisions of SFAS 123R.

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

The following table summarizes the assumptions used to estimate the fair value of options granted during the three and nine month periods ended September 30, 2005 and 2006 using the Black-Scholes option-pricing model:

	Three months ended September 30,			Nine months ended September 30,
	2005		2006	2005		2006
Expected dividend yield	—		—	—		—
Expected stock price volatility	25%		26%	25%		26%
Risk-free interest rate	3.83%-4.0	8%	4.75%	3.71%-4.2	4%	4.56%-4.9	5%
Expected life of options	5 years		6 – 6.5 years	5 years		6 – 6.5 years

Pro forma information regarding net loss and net loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123.  The following table illustrates the effect on net loss per share for the three and nine months ended September 30, 2005, if the Company had applied the fair value recognition provision of SFAS 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Three months	Nine months
	ended	ended
	September 30, 2005	September 30, 2005
Net loss applicable to common stockholders, as reported	$(12,453)	$(25,864)
Add: Stock-based employee compensation expense included in reported net loss	148	796

Deduct: Total stock-based employee compensation expense determined under fair value-based methods for all awards	(123)	(412)
Pro forma net loss applicable to common stockholders	$(12,428)	$(25,480)

Net loss per share:
Basic and diluted - as reported	$(1.49)	$(8.53)
Basic and diluted - pro forma	$(1.49)	$(8.40)

The following table summarizes the option activity under the 2002 Plan:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2005	1,167,490	$4.12
Granted	67,873	15.19
Canceled	(28,014)	9.34
Exercised	(372,466)	0.79
Outstanding at September 30, 2006	834,883	$6.32	8.08	$8,905

Exercisable at September 30, 2006	431,795	$5.45	7.89	$4,983

The weighted-average grant-date fair value of options granted during the three months ended September 30, 2005 and 2006, was $3.72 and $5.91, respectively.  The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2005 and 2006, was $5.73 and $5.55, respectively.  The total intrinsic value for options exercised during the three months ended September 30, 2005 and 2006, was $162 and $646, respectively. The total intrinsic value for options exercised during the nine months ended September 30, 2005 and 2006, was $271 and $5,008, respectively.

Cash received from option exercises for the three months ended September 30, 2005 and 2006, was $14 and $45, respectively, and for the nine months ended September 30, 2005 and 2006 cash received was $58 and $295, respectively.

Restricted and Unrestricted Common Stock

In 2003, the Company granted 183,399 shares of restricted common stock to certain of its directors and members of management.  The Company records compensation expense as the restrictions are removed from the stock.  In 2005, the Company granted 9,350 shares of unrestricted common stock to certain directors.  In 2006, the Company granted 390,000 shares of restricted common stock to certain of its members of management.  Total compensation expense related to restricted and unrestricted common stock for the nine months ended September 30, 2005 and 2006, was $39 and $380, respectively.

The following table summarizes the activity of the Company’s unvested restricted common shares for the nine months ended September 30, 2006:

	Number of Shares	Weighted Average Grant- Date Fair Value

Unvested at December 31, 2005	31,686	$0.68
Granted	390,000	15.50
Vested	(15,842)	0.68
Forfeited	—	—
Unvested at September 30, 2006	405,844	$14.92

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

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Company has not yet determined the impact, if any, that the adoption of FIN 48 will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157 (SFAS 157), Fair Value Measurements.  The standard provides guidance for using fair value to measure assets and liabilities. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The Company has not yet determined the impact, if any, that the adoption of SFAS 157 will have on its consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.  SAB 108 provides guidance on how the effects of prior year misstatements should be considered in quantifying a current year misstatement.  SAB 108 is effective for financial statements issued for fiscal years beginning after November 15, 2006.  The Company has not yet determined the impact, if any, that the adoption of SAB 108 will have on its consolidated financial statements.

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

The Company acquired all of the outstanding shares of OTI in exchange for cash paid of $19,993 (net of cash acquired) and assumed the current liabilities of OTI.  The Company acquired $5,800 of intangible assets, consisting of $4,700 in customer relationships and $1,100 in non-compete agreements.  Goodwill of $14,701 was recorded in this transaction.

The following table summarizes the allocation of the purchase price to the fair values of the assets acquired and liabilities assumed at the date of acquisition, in accordance with the purchase method of accounting:

Cash	$312
Other current assets	2,984
Property and equipment	529
Other assets	57
Goodwill	14,701
Intangible assets	5,800
Current liabilities	(3,864)
Long-term liabilities	(214)
Total purchase price	$20,305

The Company accrued $934 in acquisition related expenses, which include severance benefits, relocation costs and contract termination fees.  At September 30, 2006, the balance in the acquisition accrual was as follows:

Balance at April 1, 2006	$934
Payments	(26)
Balance at September 30, 2006	$908

3.)          Notes Payable

On March 29, 2006, the Company completed an offering of $48,000 of 8 3/8% senior second secured notes (“notes”) due 2010 at a discount resulting in a 9.92% yield.  The notes were entered into under a fourth supplemental indenture to the original indenture dated March 17, 2004, and have the same terms and conditions of the original indenture.  The Company received net proceeds of approximately $44,264 after deducting fees and expenses associated with the offering.  The Company’s acquisition of Oregon Telecom, Inc. on April 1, 2006, was financed with $20,305 of the proceeds from the offering.  The remaining proceeds will be used for general corporate purposes and potential future acquisitions.

4.)          Benefit Contribution Plan

The Company has a defined contribution salary deferral plan covering substantially all employees under Section 401(k) of the Internal Revenue Code.  The Company contributes an amount equal to 45 cents for each dollar contributed by each employee up to a maximum of 6% of each employee’s compensation.  The Company recognized expense for contributions to the plan for the three months ended September 30, 2005 and 2006 of $259 and $249, respectively, and for the nine months ended September 30, 2005 and 2006 of $728 and $746, respectively.

5.)          Capital Stock

Preferred Stock

The Company has 125,000,000 of undesignated preferred shares authorized and no shares of preferred stock outstanding.

Common Stock

On May 19, 2006, the Company completed an offering of 2,550,000 shares of the Company’s common stock at $15.70 per share.  After deducting fees and expenses related to the offering, the Company received net proceeds of approximately $39,955, which will be used to fund potential future acquisitions.

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

The following tables present condensed consolidating balance sheets at December 31, 2005 and September 30, 2006; condensed consolidating statements of operations for the three and nine month periods ended September 30, 2005 and 2006; and condensed consolidating statements of cash flows for the nine month periods ended September 30, 2005 and 2006.

Unaudited Condensed Consolidating Balance Sheets
As of December 31, 2005
(In Thousands)

		Eschelon
	Eschelon	Operating	Guarantor
	Telecom, Inc.	Company	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$25,070	$—	$992	$—	$26,062
Restricted cash	996	—	—	—	996
Available-for-sale securities	4,760	—	—	—	4,760
Accounts receivable, net	—	—	22,996	—	22,996
Other receivables	—	—	3,052	—	3,052
Inventories	—	—	2,927	—	2,927
Prepaid expenses	1,149	—	1,145	—	2,294
Total current assets	31,975	—	31,112	—	63,087

Property and equipment, net	82,840	—	43,612	—	126,452

Investment in affiliates	59,046	—	—	(59,046)	—
Other assets	507	—	999	—	1,506
Goodwill	—	—	7,168	—	7,168
Intangible assets, net	13,695	4,588	15,050	—	33,333
Total assets	$188,063	$4,588	$97,941	$(59,046)	$231,546

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$14,602	$—	$1,798	$—	$16,400
Accrued telecommunication costs	—	—	4,227	—	4,227
Accrued office rent	1,485	—	550	—	2,035
Accrued interest expense	—	2,645	1	—	2,646
Other accrued expenses	944	—	4,541	—	5,485
Deferred revenue	—	—	7,921	—	7,921
Accrued compensation expenses	1,623	—	1,186	—	2,809
Capital lease obligations, current maturities	2,320	—	110	—	2,430
Total current liabilities	20,974	2,645	20,334	—	43,953

Long-term liabilities:
Other long-term liabilities	251	—	—	—	251
Capital lease obligations, less current maturities	2,857	—	107	—	2,964
Notes payable	—	92,125	—	—	92,125
Due to (from) affiliates	211,456	(103,502)	(107,954)	—	—
Total liabilities	235,538	(8,732)	(87,513)	—	139,293

Stockholders’ equity (deficit)	(47,475)	13,320	185,454	(59,046)	92,253
Total liabilities and stockholders’ equity (deficit)	$188,063	$4,588	$97,941	$(59,046)	$231,546

Unaudited Condensed Consolidating Balance Sheets
As of September 30, 2006
(In Thousands)

		Eschelon
	Eschelon	Operating	Guarantor
	Telecom, Inc.	Company	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$7,008	$—	$752	$—	$7,760
Restricted cash	728	—	—	—	728
Available-for-sale securities	68,477	—	—	—	68,477
Accounts receivable, net	—	—	26,239	—	26,239
Other receivables	614	—	3,593	—	4,207
Inventories	—	—	3,437	—	3,437
Prepaid expenses	12,342	—	1,572	—	13,914
Total current assets	89,169	—	35,593	—	124,762

Property and equipment, net	89,299	—	39,202	—	128,501

Investment in affiliates	79,351	—	—	(79,351)	—
Other assets	528	—	1,031	—	1,559
Goodwill	—	—	21,869	—	21,869
Intangible assets, net	15,612	5,143	19,799	—	40,554
Total assets	$273,959	$5,143	$117,494	$(79,351)	$317,245

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$13,602	$—	$2,360	$—	$15,962
Accrued telecommunication costs	—	—	3,226	—	3,226
Accrued office rent	1,002	—	720	—	1,722
Accrued interest expense	—	578	1	—	579
Other accrued expenses	1,456	—	5,276	—	6,732
Deferred revenue	—	—	8,900	—	8,900
Accrued compensation expenses	3,008	—	945	—	3,953
Capital lease obligations, current maturities	666	—	115	—	781
Total current liabilities	19,734	578	21,543	—	41,855

Long-term liabilities:
Other long-term liabilities	132	—	214	—	346
Capital lease obligations, less current maturities	4,090	—	20	—	4,110
Notes payable	—	140,138	—	—	140,138
Due to (from) affiliates	311,178	(136,918)	(174,260)	—	—
Total liabilities	335,134	3,798	(152,483)	—	186,449

Stockholders’ equity (deficit)	(61,175)	1,345	269,977	(79,351)	130,796
Total liabilities and stockholders’ equity (deficit)	$273,959	$5,143	$117,494	$(79,351)	$317,245

Unaudited Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2005
(In Thousands)

		Eschelon
	Eschelon	Operating	Guarantor
	Telecom, Inc.	Company	Subsidiaries	Consolidated

Revenue:
Network services	$—	$—	$51,181	$51,181
Business telephone systems	—	—	6,731	6,731
Total revenue	—	—	57,912	57,912

Costs and expenses:
Network services expense (excluding depreciation and amortization)	—	—	20,701	20,701
Business telephone systems cost of revenue	—	—	4,093	4,093
Sales, general and administrative	10,643	—	11,735	22,378
Depreciation and amortization	5,666	—	3,345	9,011

Operating income (loss)	(16,309)	—	18,038	1,729
Other income (expense)	(101)	(14,572)	31	(14,642)
Income (loss) before income taxes	(16,410)	(14,572)	18,069	(12,913)
Income taxes	—	—	—	—
Net income (loss) before discontinued operation	(16,410)	(14,572)	18,069	(12,913)
Income from discontinued operation, net of tax	—	—	460	460
Net income (loss)	$(16,410)	$(14,572)	$18,529	$(12,453)

Unaudited Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2006
(In Thousands)

		Eschelon
	Eschelon	Operating	Guarantor
	Telecom, Inc.	Company	Subsidiaries	Consolidated

Revenue:
Network services	$—	$—	$62,373	$62,373
Business telephone systems	—	—	7,433	7,433
Total revenue	—	—	69,806	69,806

Costs and expenses:
Network services expense (excluding depreciation and amortization)	—	—	25,735	25,735
Business telephone systems cost of revenue	—	—	4,619	4,619
Sales, general and administrative	13,423	—	12,426	25,849
Depreciation and amortization	5,864	—	4,975	10,839

Operating income (loss)	(19,287)	—	22,051	2,764
Other income (expense)	1,023	(4,401)	6	(3,372)
Income (loss) before income taxes	(18,264)	(4,401)	22,057	(608)
Income taxes	—	—	—	—
Net income (loss)	$(18,264)	$(4,401)	$22,057	$(608)

Unaudited Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2005
(In Thousands)

		Eschelon
	Eschelon	Operating	Guarantor
	Telecom, Inc.	Company	Subsidiaries	Consolidated

Revenue:
Network services	$—	$—	$149,944	$149,944
Business telephone systems	—	—	19,422	19,422
Total revenue	—	—	169,366	169,366

Costs and expenses:
Network services expense (excluding depreciation and amortization)	—	—	65,603	65,603
Business telephone systems cost of revenue	—	—	11,914	11,914
Sales, general and administrative	31,768	—	36,055	67,823
Depreciation and amortization	16,354	—	9,938	26,292

Operating income (loss)	(48,122)	—	45,856	(2,266)
Other income (expense)	(260)	(23,969)	60	(24,169)
Income (loss) before income taxes	(48,382)	(23,969)	45,916	(26,435)
Income taxes	—	—	—	—
Net income (loss) before discontinued operation	(48,382)	(23,969)	45,916	(26,435)
Income from discontinued operation, net of tax	—	—	571	571
Net income (loss)	$(48,382)	$(23,969)	$46,487	$(25,864)

Unaudited Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2006
(In Thousands)

		Eschelon
	Eschelon	Operating	Guarantor
	Telecom, Inc.	Company	Subsidiaries	Consolidated

Revenue:
Network services	$—	$—	$176,078	$176,078
Business telephone systems	—	—	21,704	21,704
Total revenue	—	—	197,782	197,782

Costs and expenses:
Network services expense (excluding depreciation and amortization)	—	—	71,278	71,278
Business telephone systems cost of revenue	—	—	13,586	13,586
Sales, general and administrative	39,556	—	34,965	74,521
Depreciation and amortization	17,090	—	13,720	30,810

Operating income (loss)	(56,646)	—	64,233	7,587
Other income (expense)	1,614	(11,975)	(16)	(10,377)
Income (loss) before income taxes	(55,032)	(11,975)	64,217	(2,790)
Income taxes	—	—	—	—
Net income (loss)	$(55,032)	$(11,975)	$64,217	$(2,790)

Unaudited Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2005
(In Thousands)

		Eschelon
	Eschelon	Operating	Guarantor
	Telecom, Inc.	Company	Subsidiaries	Consolidated
Operating activities
Net income (loss)	$(48,382)	$(23,969)	$46,487	$(25,864)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	16,354	—	9,938	26,292
Other non-cash items	883	6,295	762	7,940
Changes in operating assets and liabilities:
Accounts receivable	—	—	(4,643)	(4,643)
Account payable and accrued expenses	11,502	(3,671)	(8,450)	(619)
Discontinued assets, net of liabilities	—	—	1,223	1,223
Other operating assets and liabilities	640	—	(1,059)	(419)
Total cash provided by (used in) operating activities	(19,003)	(21,345)	44,258	3,910

Investing activities
Purchase of assets held for sale, net of liabilities	(216)	—	—	(216)
Purchases of available-for-sale securities	(29,744)	—	—	(29,744)
Proceeds from sales of available-for-sale securities	20,315	—	—	20,315
Purchases of property and equipment	(9,566)	—	(4,607)	(14,173)
Cash paid for customer installation costs	(5,314)	—	(4,789)	(10,103)
Proceeds from sale of assets	238	—	—	238
Total cash used in investing activities	(24,287)	—	(9,396)	(33,683)

Financing activities
Payments made on notes and capital lease obligations	(1,527)	(49,176)	(77)	(50,780)
Proceeds from issuance of stock, net of fees	68,583	—	—	68,583
Increase in debt issuance costs	—	(348)	—	(348)
Change in due to/from affiliates	(36,264)	70,869	(34,605)	—
Total cash provided by (used in) financing activities	30,792	21,345	(34,682)	17,455

Increase (decrease) in cash and cash equivalents	(12,498)	—	180	(12,318)
Cash and cash equivalents at beginning of period	26,332	—	103	26,435
Cash and cash equivalents at end of period	$13,834	$—	$283	$14,117

Unaudited Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2006
(In Thousands)

		Eschelon
	Eschelon	Operating	Guarantor
	Telecom, Inc.	Company	Subsidiaries	Consolidated
Operating activities
Net income (loss)	$(55,032)	$(11,975)	$64,217	$(2,790)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	17,200	—	13,610	30,810
Other non-cash items	1,097	3,194	1,283	5,574
Changes in operating assets and liabilities:
Accounts receivable	—	—	(1,742)	(1,742)
Account payable and accrued expenses	(971)	(2,067)	(2,478)	(5,516)
Other operating assets and liabilities	(10,275)	—	(1,433)	(11,708)
Total cash provided by (used in) operating activities	$(47,981)	$(10,848)	$73,457	$14,628

Investing activities
Purchases of subsidiaries, net of cash acquired	(20,305)	—	312	(19,993)
Purchases of available-for-sale securities	(84,468)	—	—	(84,468)
Proceeds from sales of available-for-sale securities	20,800	—	—	20,800
Purchases of property and equipment	(17,946)	—	(2,510)	(20,456)
Cash paid for customer installation costs	(6,357)	—	(5,111)	(11,468)
Proceeds from sale of assets	112	—	—	112
Total cash used in investing activities	(108,164)	—	(7,309)	(115,473)

Financing activities
Proceeds from issuance of notes payable	—	45,600	—	45,600
Payments made on notes and capital lease obligations	(1,889)	—	(82)	(1,971)
Proceeds from issuance of stock, net of fees	40,250	—	—	40,250
Increase in debt issuance costs	—	(1,336)	—	(1,336)
Change in due to/from affiliates	99,722	(33,416)	(66,306)	—
Total cash provided by (used in) financing activities	138,083	10,848	(66,388)	82,543

Increase (decrease) in cash and cash equivalents	(18,062)	—	(240)	(18,302)
Cash and cash equivalents at beginning of period	25,070	—	992	26,062
Cash and cash equivalents at end of period	$7,008	$—	$752	$7,760

6.)   Subsequent Events

On October 1, 2006, we completed our acquisition of OneEighty Communications, Inc. (OneEighty), a competitive services provider headquartered in Billings, Montana. We paid approximately $9,900 in cash to acquire OneEighty.

On November 1, 2006, we completed our acquisition of Mountain Telecommunications, Inc. (MTI), a competitive services provider headquartered in Tempe, Arizona. We paid approximately $40,400 in cash to acquire MTI.

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

Company Overview

We are a leading facilities-based provider of voice and data services and business telephone systems in 45 markets in the western United States. As a facilities-based competitive communications services provider, we provide services to our customers primarily through our own network of telecommunications switches and related equipment and leased telecommunications lines, or transport. We target the small and medium-sized business segment and currently serve approximately 60,000 customers, primarily within the local service territory of Qwest.

We measure our operational performance using a variety of indicators including revenue growth, the percentage of our revenue that comes from customers that we serve on our switch, costs and expenses as a percentage of revenue and access line churn rates. We monitor key operating and customer service metrics to improve customer service, maintain the quality of our network and reduce costs.

The telecommunications industry is highly competitive. We believe we compete principally by offering superior customer service, accurate billing, a broad set of services and systems and competitive pricing. We compete with the Regional Bell Operating Companies (RBOCs), other competitive communications services providers, and long distance and data service providers. While wireless providers are competing with us, we do not believe they are a significant competitive threat in the markets we serve nor are they likely to be in the near future, because business customers require different service standards.

Key Components of Results of Operations

Revenue.  Network services revenue consists primarily of local telephone service, long distance service, carrier access charges, and data and Internet access services. Revenue from local telephone service consists of charges for basic local dial-tone service, including dedicated T1 access, and custom-calling features such as call waiting and call forwarding. Revenue from long distance service consists of flat rated and per-minute-of-use charges for a full range of traditional switched and dedicated long distance, toll-free calling, international calling, calling card and operator services. Carrier access revenue consists primarily of usage charges that we bill long distance carriers to originate and terminate calls to and from our customers. In addition, in some of our markets we currently charge other local exchange carriers and wireless carriers usage charges to terminate local and wireless calls to our customers (otherwise known as reciprocal compensation). Revenue from data and Internet access services consists primarily of monthly usage fees for DSL and T1 circuits and Internet access services. We typically commit our customers to contracts ranging from one to three years and provide discounts for longer terms. Network services revenue comprised 89.0% of our total revenue for the nine months ended September 30, 2006, and represents a predominantly recurring revenue stream.

Monthly recurring network services revenue is recognized in the month the services are used. In the case of local service revenue, monthly recurring local services charges are billed in advance but accrued for and recognized on a prorated basis based on length of service in any given month. Non-recurring revenues associated with line installations are recognized over the average life of the customers. Long distance and carrier access usage charges are billed in arrears but accrued based on monthly average usage. Prior to 2005, we had not historically received any revenues from reciprocal compensation due to our bill-and-keep arrangement with Qwest. As a result of the acquisition of Advanced TelCom, Inc. (ATI), which was not under a bill-and-keep arrangement with the RBOCs, and our negotiated reciprocal compensation agreements with a few wireless carriers, we recorded approximately $0.2 million and $0.6 million of reciprocal compensation revenue for the three and nine month periods ended September 30, 2006, respectively. We do not have any wholesale revenue other than carrier access revenue and this reciprocal compensation.

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

The costs to lease local loops, digital T1 lines and high capacity digital interoffice transport facilities from the RBOCs vary by carrier and by state and in many cases are regulated under federal and state laws. In virtually all areas, we lease local loops, T1 lines and interoffice transport capacity from the RBOCs. We lease interoffice facilities from carriers other than the RBOCs where possible in order to lower costs and improve network redundancy; however, in most cases, the RBOCs are our only source for end-user local loops and T1 lines. Historically, we purchased unbundled network elements platform, or UNE-P, from Qwest and Verizon, and customized network element packages, or UNE-E, from Qwest. We also purchase, on a resale basis, Centrex services, which are services for the portion of the public telephone switch that is dedicated to a customer, from AT&T. The rates for UNE-P and Centrex were regulated and established by the various state corporation or utility commissions. We entered into agreements with Qwest and Verizon for UNE-P replacement products in 2005. As of September 30, 2006, we had approximately 87,000 access lines in service that were formerly categorized as UNE-P access lines and are now provided under commercial agreements. The Qwest UNE-E agreement was terminated with the adoption of Qwest’s commercial UNE-P replacement product, QPP, and all Qwest UNE-E lines were moved to QPP on January 1, 2005. We have incurred higher costs in 2006 to obtain access to certain elements of telecommunications platforms as a result of the Triennial Review Remand Order (TRRO). We will continue to migrate QPP lines to our switches as resources permit to help mitigate the increased costs.

Our network services expense also includes the fees we pay for long distance, data and other services. We have entered into wholesale purchasing agreements for these services. Some of the agreements contain significant termination penalties and/or minimum usage volume commitments. In the event we fail to meet minimum volume commitments, we may be obligated to pay underutilization charges. We do not anticipate having to pay any underutilization charges in the foreseeable future.

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

Sales, General and Administrative.  Sales, general and administrative expenses are comprised primarily of employee compensation and benefits, sales commissions, occupancy costs, bad debt, operating taxes, billing and professional services.

Determining our allowance for doubtful accounts receivable requires significant estimates. We consider two primary factors in determining the proper level of the allowance, including historical collections experience and the aging of the accounts receivable portfolio. We perform a credit review process on each new customer that involves reviewing the customer’s current service provider bill and payment history, matching customers with the National Telecommunications Data Exchange database for delinquent customers and, in some cases, requesting credit reviews through Dun and Bradstreet. For the nine months ended September 30, 2005 and 2006, our bad debt expense as a percentage of revenue was 0.4% and 0.6%, respectively.

Depreciation and Amortization.  Our depreciation and amortization expense includes depreciation for network related voice and data equipment, back office systems, furniture, fixtures, leasehold improvements, office equipment and computers. All internal costs directly related to the expansion of our network and operating and support systems, including salaries of certain employees, are capitalized and depreciated over the lives of the switches or systems, as the case may be. Capitalized customer installation costs are amortized over periods approximating the average life of customers. Detailed time studies are used to determine labor capitalization. These time studies are based on employee time sheets for those engaged in capitalizable activities.

Acquisitions

On April 1, 2006, we completed our acquisition of Oregon Telecom, Inc. (OTI), a privately-held competitive services provider headquartered in Salem, Oregon. OTI is a reseller of local, long distance and Internet access services in Oregon to approximately 9,000 business customers that have approximately 53,000 access lines. We paid approximately $20.3 million in cash to acquire OTI.

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

On October 1, 2006, we completed our acquisition of OneEighty Communications, Inc. (OneEighty), a competitive services provider headquartered in Billings, Montana. OneEighty provides local, long distance and Internet access services in Montana to approximately 1,500 business customers that have approximately 16,000 access lines. We paid approximately $9.9 million in cash to acquire OneEighty.

On November 1, 2006, we completed our acquisition of Mountain Telecommunications, Inc. (MTI), a competitive services provider headquartered in Tempe, Arizona. MTI provides local, long distance and Internet access services in Arizona to approximately 1,100 business customers that have approximately 41,000 access lines. We paid approximately $40.4 million in cash to acquire MTI.

We expect to develop and benefit from synergies as we integrate OneEighty and MTI into our operations. We estimate we will incur $1.0 - $2.0 million integrating MTI and less than $0.3 million integrating OneEighty.

In quarters subsequent to the quarter ended September 30, 2006, we expect revenue, network services expenses, operating expenses and capital expenditures to increase as a result of the acquisition of OneEighty and MTI.

Results of Operations

Selected consolidated financial and operating data for the three and nine-month periods ended September 30, 2005 and 2006 is as follows (dollars in thousands, except per unit amounts):

	Three months ended September 30,			Nine months ended September 30,
	2005	2006	% Change	2005	2006	% Change
	(unaudited)	(unaudited)		(unaudited)	(unaudited)
Total revenue	$57,912	$69,806	20.5%	$169,366	$197,782	16.8%
Capital expenditures	$8,697	$12,781	46.9%	$27,061	$33,404	23.4%
Cash, restricted cash and available-for-sale securities (at end of period)	$30,824	$76,965	149.7%	$30,824	$76,965	149.7%

Voice lines in service (at end of period)	265,132	322,702	21.7%	265,132	322,702	21.7%
Data lines in service (at end of period)	140,744	191,190	35.8%	140,744	191,190	35.8%
Total lines in service (at end of period)	405,876	513,892	26.6%	405,876	513,892	26.6%
Percent of lines on switch (at end of period)	84.6%	83.0%	(1.9)%	84.6%	83.0%	(1.9)%
Lines sold	29,043	39,782	37.0%	82,318	106,865	29.8%
Average monthly access line churn (%)	1.20%	1.10%	(7.8)%	1.36%	1.36%	0.1%
Average monthly network services revenue per line	$42.31	$40.91	(3.3)%	$42.37	$41.27	(2.6)%

Total employees (at end of period)	1,109	1,250	12.7%	1,109	1,250	12.7%
Quota-carrying network service salespeople (at end of period)	191	268	40.3%	191	268	40.3%
Quota-carrying BTS salespeople (at end of period)	39	41	5.1%	39	41	5.1%
Total quota-carrying salespeople (at end of period)	230	309	34.3%	230	309	34.3%

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Revenue.  Revenue for the three months ended September 30, 2005 and 2006 is as follows:

	2005	2006	% Change
	(unaudited)	(unaudited)
Revenue (in millions):
Voice and data services	$39.0	$47.4	21.5%
Long distance	8.8	10.7	22.1%
Access	3.4	4.3	25.8%
Total network services	51.2	62.4	21.9%
Business telephone systems	6.7	7.4	10.4%
Total revenue	$57.9	$69.8	20.5%

Network services revenue was $62.4 million for the three months ended September 30, 2006, an increase of 21.9% from $51.2 million in the same period of 2005. The revenue growth is primarily due to the inclusion of OTI, which was acquired on April 1, 2006, and organic line growth. Over the past 12 months the number of voice lines in service increased by 21.7% to 322,702 at September 30, 2006 and the number of data lines in service increased by 35.8% to 191,190 at September 30, 2006. The revenue growth associated with access line growth was partially offset by a decline in data revenue per line due to a combination of customers purchasing more bandwidth at discounted prices and general pricing pressures for data services in our markets. We increased our network services sales force from 191 associates at September 30, 2005, to 268 associates at September 30, 2006. We expect this increase in sales associates will favorably impact our lines in service and revenue over the next several quarters.

Business telephone systems (BTS) revenue was $7.4 million for the three months ended September 30, 2006, an increase of 10.4% from $6.7 million in the same period of 2005. The increase in BTS revenue was primarily the result of increased new system sales and revenue from change orders. We cannot predict the future trends in capital spending by small and medium-sized business customers, which drives our BTS business.

Network Service Expense.  Network services expense was $25.7 million for the three months ended September 30, 2006, an increase of 24.3% from $20.7 million in the same period of 2005. The increase is due to the inclusion of OTI and to organic line growth. As a percentage of related revenue, network services expense for the three months ended September 30, 2006, increased to 41.3% from 40.4% for the same period of 2005 due to the addition of OTI and higher costs associated with TRRO. OTI’s network services expenses are a higher percentage of revenue than ours due to the lack of network facilities. We plan to migrate a portion of OTI’s lines to our network over the next 24 months in order to lower costs.

BTS Cost of Revenue.  BTS cost of revenue was $4.6 million for the three months ended September 30, 2006, an increase of 12.8% from $4.1 million in the same period of 2005. The increase in BTS cost of revenue over the same period as last year is due to the increase in materials expense to support the higher level of revenue. As a percentage of related revenue, BTS cost of revenue for the three months ended September 30, 2006 increased to 62.1% from 60.8% for the same period of 2005. We do not expect future improvements in BTS cost of revenue as a percentage of related revenue unless we are able to significantly increase BTS new systems sales and therefore achieve greater volume discounts or economies of scale in our workforce.

Sales, General and Administrative Expense.  Sales, general and administrative expenses were $25.8 million for the three months ended September 30, 2006, an increase of 15.5% from $22.4 million in the same period of 2005. The increase is due to a number of factors including: 1) the inclusion of OTI, which was acquired on April 1, 2006, 2) an increase in costs associated with our sales force expansion, 3) an increase in operating taxes, 4) costs associated with being a public company, and 5) an increase in expense related to share-based compensation. As a percentage of revenue, sales, general and administrative expenses for the three months ended September 30, 2006, declined to 37.0% from 38.6% in the same period of 2005 due to the improved efficiency of our existing operations resulting from our largely fixed cost structure supporting a higher level of revenue. Our sales, general and administrative expenses are largely fixed as they are driven by the 1,250 associates that were employed at September 30, 2006. We expect expenses as a percentage of revenue to continue to decline.

Depreciation and Amortization.  Depreciation and amortization expense was $10.8 million for the three months ended September 30, 2006, an increase of 20.3% from $9.0 million in the same period of 2005. This increase was primarily due to the amortization related to the $9.7 million of intangible assets purchased in the ATI and OTI acquisitions and from the depreciation on the $42.2 million of capital expenditures over the past 12 months. As a percentage of revenue, depreciation and amortization decreased to 15.5% for the three months ended September 30, 2006 from 15.6% for the same period of 2005.

Interest.  Interest expense was $4.8 million for the three months ended September 30, 2006, a decrease of 67.7% from $14.8 million in the same period of 2005. The decrease was primarily due to 2005 including $10.2 million of interest expense related to the partial redemption of our notes in September 2005. Partially offsetting this is higher interest as a result of having a higher average outstanding debt balance for the three months ended September 30, 2006 compared to the three months ended September 30, 2005.

Net Income (Loss).  Net loss for the three months ended September 30, 2006, was $0.6 million compared to a net loss of $12.5 million in the same period of 2005. This improvement is primarily due to the reduction in interest expense mentioned above and to the increase in revenue.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Revenue.  Revenue for the nine months ended September 30, 2005 and 2006 is as follows:

	2005	2006	% Change
	(unaudited)	(unaudited)
Revenue (in millions):
Voice and data services	$114.1	$132.8	16.3%
Long distance	26.0	30.9	18.9%
Access	9.8	12.4	26.4%
Total network services	149.9	176.1	17.4%
Business telephone systems	19.4	21.7	11.7%
Total revenue	$169.3	$197.8	16.8%

Network services revenue was $176.1 million for the nine months ended September 30, 2006, an increase of 17.4% from $149.9 million in the same period of 2005. The revenue growth is primarily due to the inclusion of OTI, which was acquired on April 1, 2006, and organic line growth. Over the past 12 months the number of voice lines in service increased by 21.7% to 322,702 at September 30, 2006 and the number of data lines in service increased by 35.8% to 191,190 at September 30, 2006. The revenue growth associated with access lines growth was partially offset by declines in data revenue per line due to a combination of customers purchasing more bandwidth at discounted prices and general pricing pressures for data services in our markets. We increased our network services sales force from 191 associates at September 30, 2005, to 268 associates at September 30, 2006. We expect this increase in sales associates will favorably impact our lines in service and revenue over the next several quarters.

BTS revenue was $21.7 million for the nine months ended September 30, 2006, an increase of 11.7% from $19.4 million in the same period of 2005. The increase in BTS revenue was primarily the result of increased new system sales and revenue from change orders. We cannot predict the future trends in capital spending by small and medium-sized business customers, which drives our BTS business.

Network Services Expense.  Network services expense was $71.3 million for the nine months ended September 30, 2006, an increase of 8.6% from $65.6 million in the same period of 2005. 2005 includes $4.7 million in costs related to the settlement with Global Crossing in June 2005, which is described in our Form 10-K filed with the SEC on March 17, 2006. 2006 includes network costs associated with OTI, which was acquired April 1, 2006. We continue to experience improvements in network services expense relative to the growth in network services revenue due to several factors, including 1) our continued focus on selling high margin T1-based products, 2) continued higher churn of lower margin analog-based products, 3) favorable negotiation of wholesale long distance costs, and 4) efficiencies associated with the integration of ATI and OTI. These improvements were partially offset by the inclusion of OTI and higher costs associated with TRRO. OTI’s network services expenses are a higher percentage of revenue than ours due to the lack of network facilities. We plan to migrate a portion of OTI’s lines to our network over the next 24 months in order to lower costs. As a percentage of related revenue, network services expense for the nine months ended September 30, 2006, decreased to 40.5% from 43.8% for the same period of 2005.

BTS Cost of Revenue.  BTS cost of revenue was $13.6 million for the nine months ended September 30, 2006, an increase of 14.0% from $11.9 million in the same period of 2005. The increase in BTS cost of revenue over the same period as last year is due to the increase in materials expense to support the higher level of revenue. As a percentage of related revenue, BTS cost of revenue for the nine months ended September 30, 2006 increased to 62.6% from 61.3% for the same period of 2005. We do not expect future improvements in BTS cost of revenue as a percentage of related revenue unless we are able to significantly increase BTS new systems sales and therefore achieve greater volume discounts or economies of scale in our workforce.

Sales, General and Administrative Expense.  Sales, general and administrative expenses were $74.5 million for the nine months ended September 30, 2006, an increase of 9.9% from $67.8 million in the same period of 2005. The increase is due to a number of factors including 1) the inclusion of OTI, which was acquired on April 1, 2006, 2) an increase in costs associated with the sales force expansion, 3) an increase in bad debt expense and operating taxes, 4) costs associated with being a public company, and 5) an increase in expense related to share-based compensation. As a percentage of revenue, sales, general and administrative expenses for the nine months ended September 30, 2006, declined to 37.7% from 40.0% in the same period of 2005 due to the improved efficiency of our existing operations resulting from our largely fixed cost structure supporting a higher level of revenue. Our sales, general and administrative expenses are largely fixed as they are driven by the 1,250 associates that were employed at September 30, 2006. We expect expenses as a percentage of revenue to continue to decline.

Depreciation and Amortization.  Depreciation and amortization expense was $30.8 million for the nine months ended September 30, 2006, an increase of 17.2% from $26.3 million in the same period of 2005. This increase was primarily due to the amortization related to the $9.7 million of intangible assets purchased in the ATI and OTI acquisitions and from the depreciation on the $42.2 million of capital expenditures over the past 12 months. As a percentage of revenue, depreciation and amortization increased to 15.6% for the nine months ended September 30, 2006 from 15.5% for the same period of 2005.

Interest.  Interest expense was $12.8 million for the nine months ended September 30, 2006, a decrease of 47.9% from $24.6 million in the same period of 2005. The decrease was primarily due to 2005 including $10.2 million of interest expense related to the partial redemption of our notes in September 2005. The decrease was also due to lower interest expense as a result of having a lower average outstanding debt balance for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.

Net Loss.  Net loss for the nine months ended September 30, 2006, was $2.8 million compared to a net loss of $25.9 million in the same period of 2005. This improvement is primarily due to the increase in revenue, lower interest expense and the improvements in costs and expenses as a percentage of revenue.

Liquidity and Capital Resources

Principal Sources and Uses of Liquidity.  Our principal sources of liquidity are cash from operations and our cash and cash equivalents and available-for-sale securities. We received net proceeds of $44.3 million from the offering of our 8 3/8% senior second secured notes due 2010 on March 29, 2006. In May 2006, we completed an offering of 2,550,000 shares of our common stock, $0.01 par value, at $15.70 per share. We received net proceeds of approximately $40.0 million after deducting associated fees and expenses. The net proceeds from the offerings provided additional liquidity for funding the OTI acquisition, the OneEighty acquisition and the MTI acquisition. Our principal liquidity requirements consist of debt service, capital expenditures and working capital.

Cash Flows Provided by Operating Activities.  Cash provided by operating activities was $14.6 million for the nine months ended September 30, 2006 compared to cash provided by operating activities of $3.9 million for the same period of 2005. The increase in cash provided by operating activities is primarily due to improvements in operating income and cash paid for interest. For the nine month period ending September 30, 2006 operating income increased by $9.9 million and cash paid for interest decreased by $8.7 million as compared to the same period in 2005. We expect that our cash provided by operating activities will continue to improve as we grow revenue.

Cash Flows Used in Investing Activities.  Cash used in investing activities was $115.5 million for the nine months ended September 30, 2006 compared to $33.7 million for the same period of 2005. The increase is primarily due to an increase in purchases of available-for-sale securities and the purchase of OTI. The amount invested in available-for-sale securities, net of proceeds from sales of securities, was $63.7 million for the nine months ended September 30, 2006, compared to $9.4 million in the same period of 2005. The investment in OTI was $20.0 million, net of cash acquired. Other uses of cash for investing activities include the maintenance and expansion of our network and back office systems.

Cash Flows Provided by Financing Activities. Cash provided by financing activities was $82.5 million for the nine months ended September 30, 2006, compared to $17.5 million for the same period of 2005. On March 29, 2006, we completed an offering of $48.0 million in face amount of 8 3/8% senior second secured notes due 2010 at a discount resulting in a 9.92% yield. A portion of the $44.3 million in net proceeds from the offering was used to finance the acquisition of Oregon Telecom, Inc. on April 1, 2006. On May 19, 2006, we completed an offering of 2,550,000 shares of our common stock resulting in proceeds of $40.0 million after deducting fees and expenses. We also used cash for payments on capital lease obligations.

Capital Requirements.  For the nine months ended September 30, 2006, we spent $33.4 million on capital expenditures, of which $1.5 million was purchased under capital leases. We expect to spend approximately $45.0 - $48.0 million on capital expenditures in 2006.

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

We are exposed to changes in interest rates on our investments in cash equivalents and short-term investments. However, interest income for the nine-month period ended June 30, 2006 was $2.5 million, therefore not exposing us to any meaningful interest income risk had rates dropped. We had $140.1 million in senior second secured notes outstanding as of September 30, 2006. These notes are at a fixed interest rate and are therefore not exposed to any interest rate risk.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

There are no material developments since our quarterly report on Form 10-Q for the period ended June 30, 2006 filed on August 11, 2006.

We are party from time to time to ordinary course disputes that we do not believe to be material.

Item 1A.  Risk Factors

There are no material developments since our annual report on Form 10-K was filed on March 17, 2006.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On March 29, 2006, we completed a $48.0 million tack-on offering of our senior second secured notes at a discount resulting in a 9.92% yield. After deducting fees and expenses associated with the offering, our net proceeds were $44.3 million. Our acquisition of OTI on April 1, 2006, was financed with $20.3 million of the net proceeds from the offering. Our acquisition of OneEighty on October 1, 2006, was financed with $9.9 million of the net proceeds from the offering. Our acquisition of MTI on November 1, 2006 was partially financed with the remaining proceeds of $14.1 million.

On May 19, 2006, we completed an offering of 2,550,000 shares of our common stock, $0.01 par value per share, at $15.70 per share. After deducting fees and expenses related to the offering, we received net proceeds of $40.0 million. Our acquisition of MTI on November 1, 2006 was partially financed with $26.3 million of the proceeds from the offering. The remaining proceeds will be used to fund potential future acquisitions and for general corporate purposes.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

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