Form 10-K
period 2006-12-31
ESCHELON TELECOM INC
filed 2007-03-12
CIK 1110507

As filed with the Securities and Exchange Commission on March 12, 2007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number: 000-50706

ESCHELON TELECOM, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-1843131
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
730 Second Avenue Minneapolis, MN	55402
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (612) 376-4400

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	The NASDAQ Global Market

Securities Registered Pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to the Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

As of June 30, 2006, the aggregate market value of the common stock held by non-affiliates of the registrant was $160,416,737 based on a closing price of $15.47 on The NASDAQ Global Market on such date.

As of February 28, 2007, the number of outstanding shares of the registrant’s Common Stock, par value $0.01 per share, was 18,065,141 shares.

DOCUMENTS INCORPORATED BY REFERENCE

A portion of the information required by Part III of the Form 10-K is incorporated by reference from portions of our definitive proxy statement for our 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

TABLE OF CONTENTS

Part I

Part II

Part III

Part IV

Item 15.	Exhibits, Financial Statement Schedules	48

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

PART I

Item 1.                     Business.

Overview

Eschelon Telecom, Inc. (“we” or “the Company”) is a competitive local exchange carrier (“CLEC”), headquartered in Minneapolis, Minnesota. The Company was originally incorporated in Minnesota in 1996 under the name Advanced Telecommunications, Inc. and subsequently its state of incorporation was changed to Delaware. We are a leading facilities-based provider of integrated voice and data communications services to small and medium-sized businesses in 45 markets in the western United States. Our voice and data services, which we refer to as network services, include local dial tone, long distance, enhanced voice features and Internet access services. We also sell, install and maintain business telephone and data systems and equipment, which we refer to as business telephone systems (“BTS”). We provide these products and services individually or in customized packages to address our customers’ need for a fully-outsourced voice and data network solution. We believe that our high quality, personalized service and customized packages contribute to our low monthly customer line churn, which for 2006 and 2005 averaged 1.28% and 1.34%, respectively. As of December 31, 2006, we provided service through approximately 598,000 total access lines. For the year ended December 31, 2006, we generated consolidated revenue of $274.5 million.

Our network is designed to meet the voice and data communications needs of our customers. The Eschelon voice and data traffic is switched through eight Nortel DMS 500 voice switches, seven Lucent 5ESS voice switches, 10 Nortel Passport ATM switches and a Cisco IP network. We have physical colocations in 150 unique incumbent local exchange carrier (“ILEC”) central offices through which we provide voice services over unbundled network elements (“loops”) or integrated voice and data services over T1 lines. We also provide service via commercial agreements, formally known as Unbundled Network Element Platform (“UNE-P”), typically for multi-location customers who need additional access lines in locations where we do not own facilities. As of December 31, 2006, approximately 85% of our total access lines in service were served on our network, which we refer to as “on-net”. In addition, for 2006, new access lines installed on-net represented 95% of our total new access lines installed.

On April 1, 2006, we acquired Oregon Telecom, Inc. (“OTI”) a privately-held competitive services provider based in Salem, Oregon for $20.3 million. The acquisition expands our market presence in the Pacific Northwest. On October 1, 2006, we completed the acquisition of OneEighty Communications, Inc. (“OneEighty”), a competitive services provider based in Billings, Montana for $10.2 million. The acquisition of OneEighty establishes a market presence in Montana. On November 1, 2006, we completed the acquisition of Mountain Telecommunications, Inc. (“MTI”), a competitive services provider based in Tempe, Arizona for $37.3 million. MTI provides services in Phoenix, Tucson and markets throughout the state of Arizona expanding our market presence in Arizona. We also have signed an agreement with Tel West Communications, LLC (“TelWest”) whereby we would acquire their access lines for $500 per line as we migrated them to our network. We expect to acquire and migrate approximately 11,000 lines from TelWest by March 31, 2007.

On February 19, 2007, we announced that a definitive agreement had been signed to acquire United Communications, Inc. (“UNICOM”), a privately-held competitive services provider based in Bend, Oregon. We will pay approximately $13.9 million to acquire UNICOM. The acquisition is expected to close in the second quarter of 2007.

Industry Overview

For 2006, IDC, an independent industry research firm, estimated telecommunications spending by business customers would be $330 billion. This spending level is expected to grow to approximately $340 billion by 2009. The compound average growth rate of data services from 2005 to 2009 is expected to be 12.8%, while the rate for voice services over the same period is forecasted to decline 2.2%. In 2005, according to the Federal Communications Commission (“FCC”), there were 178.2 million switched access lines in service to end-users and competitive local exchange carriers served over 34.1 million lines of those lines.

Our Markets

We operate in 45 markets in the states of Arizona, California, Colorado, Minnesota, Montana, Nevada, Oregon, Utah and Washington. According to the U.S. Census Bureau, the states where we provide service are among the fastest growing in terms of population in the nation. All of our states are among the top 25 fastest growing states, with Nevada and Arizona ranking as the two fastest growing states in the country. From 2000 to 2006, it is estimated that the population in our states grew 9.5%, which is significantly faster than the national average of 6.4%.

Products and Services

We provide our customers a complete package of voice, data and BTS products and services. Within our three product lines, we provide a wide range of alternatives and customized service packages allowing us to reach a large number of potential customers and provide a comprehensive product solution. We sell products and services at competitive prices, but focus on product quality and customer service to attract and maintain customers.

Voice Services.   We provide customized packages of voice services to fulfill all of our customers’ voice communication needs. We offer local telephone services, including basic dial tone services and vertical features such as call forwarding, call waiting and call transfer; advanced call management capabilities such as calling number identification, caller name identification, automatic call back and distinctive ringing; plus enhanced services such as voice mail and direct inward dialing. Our services are provided via analog and digital service platforms. We offer a full range of intra-state, inter-state and international long distance services and calling plans to customers. Our services include “1+” outbound calling, inbound toll free service and associated services such as dedicated long distance, operator and directory assistance and calling cards.

Data Services.   Our data offerings are designed to provide a full range of services to our customers. We offer high-speed data transmission services, such as dedicated, broadband Internet access and DSL, and we also provide and support e-mail and web-hosting services. Our IDSL product allows us to reach customers beyond the typical distance threshold of a normal DSL product. Our data services are offered at transmission speeds that range from 56Kbps to 6Mbps.

Business Telephone Systems.   We provide telephone equipment systems and voice messaging products. We also procure and install voice and data cable, patch panels, routers and other network hardware. We offer customers multi-year maintenance agreements to maintain and upgrade their systems. Some of our key manufacturers include Mitel, Inter-Tel, NEC, Cisco and Adtran.

The following table summarizes our product and service offerings:

Voice Services	Data Services	Business Telephone Systems
Local Analog and Digital Services	Dial-Up, Dedicated and Broadband Internet Access	Customer Premise Telephone Equipment and Accessories
Vertical Features	Point to Point Services	Data Communications Equipment
Long Distance	SPAM Filtering	Voice Mail Systems
Other Enhanced Services	E-Mail	IP Phone Systems
	Web-Hosting	After Market Maintenance and Upgrade Contracts

Sales and Marketing

We employ a direct sales and marketing strategy which allows us to take a consultative approach in selling services to our customers. Our sales force is trained to focus on product differentiation, customized packages and superior customer service. We also offer our customers a competitive price. We carefully manage each sales proposal within pricing parameters that ensure each new customer provides a targeted level of profitability. We centrally manage these pricing parameters based on an extensive cost and competitive analysis for each market. We provide incentives to our sales force to focus on selling customized packages that can be serviced on-net. For 2006, 98% of our total access lines sold were on-net.

As of December 31, 2006, our direct sales force consisted of 265 network communications specialists and 42 BTS communications specialists. Our network and BTS communications specialists integrate their efforts through a team approach created by a cross-commission structure that provides incentives for them to cross-sell products and services.

In 2004, we began using third party agents to also sell our services and systems to complement the sales of our direct sales force. This agent channel reaches customer segments that are generally not available to our direct sales force. In 2006 our agent channel accounted for approximately 12% of our access lines sold.

As a result of our direct sales strategy, we generally have not spent funds on television, radio or multi-media advertising. However, we intend to continue our involvement in local community activities in each of our markets in order to create more publicity and name recognition for our company.

Our Customers

Our customers are generally small and medium-sized businesses with fewer than 100 employees and cross a variety of industries including professional services, communications, technology and heavy industry. During 2006, we did not have any end-user customer representing more than 1% of our total revenue. We do not generate a significant amount of wholesale carrier revenue (other than carrier access and reciprocal compensation revenue) or wholesale Internet service provider revenue. We currently serve over 60,000 customers.

Customer Service and Retention

We provide our customers with superior customer service, which is driven by a highly personalized, integrated team approach. Our local customer service representatives and repair service bureau associates are supported by customer service professionals in our markets and in our call centers. Each new customer is contacted multiple times by our service delivery team during the service initiation process to ensure accuracy and on-time delivery of services ordered.

We segment our customer base to better serve their specific needs. We have national account managers responsible for maintaining relationships with large and multiple location accounts and local account managers responsible for single market accounts. The local and national account managers coordinate service requests with our call center associates to ensure customer satisfaction.

Our “866-Eschelon” customer service number provides a single contact point for customers to gain quick access to customer service or their account manager. Our associates consistently answer calls within 20 seconds. Our call centers are staffed by trained associates whose performance is closely monitored. Our centrally managed service platform allows us to actively track and analyze call response times, trouble ticket resolution and customer satisfaction for every in-bound call received. Our centralized repair service bureau is complemented by our field service technicians who can readily be deployed to the customer premises. We also regularly survey our customers allowing us to track, analyze and adjust service and processes as necessary.

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

Due to our sales force expansion and recently acquired TelWest lines, our installation backlog has increased. We expect backlog to return to our targeted level over the next 3-4 months.

Network Overview and Deployment

We have constructed our network around owned switching and colocation equipment. Our network is a system of switches and equipment colocated in Regional Bell Operating Companies (“RBOC”) central offices or carrier hotels that are interconnected using company operated fiber rings and leased transport, which is then linked to customers’ premises using leased loops. In almost all cases, we purchase the last mile connection from the RBOC.

Voice and Data Switches.   We have deployed Nortel, Lucent, Tellabs and Cisco equipment in each of our major markets. We use Nortel DMS and Lucent 5ESS switches for local dial tone services, the Tellabs digital crossconnect system (DACS) for terminating, routing and aggregating on DS1/DS3 transport and customer connections, and Nortel Passport ATM switches in combination with Cisco core and edge routers for advanced data services. We believe the Nortel DMS 500 and Lucent 5ESS switches are reliable, proven platforms for providing local services. The Nortel Passport ATM switches are highly flexible and integrate well with the Cisco IP platforms to provide network services over common network infrastructures.

Colocation Equipment.   We use Zhone Technologies, Inc. Universal Edge 9000, or UE9000, access node equipment and Lucent AnyMediaFast Digital Loop Carriers in each of the 150 unique RBOC central offices in which we have physically colocated in order to provide local analog line service to our customers. The UE9000 access node and AnyMediaFast enable effective delivery of industry standard voice service offerings. We have also deployed Adtran 4303 and Verso Sechtor 300 devices in our switch rooms and various colocations and, together with the addition of an integrated access device at customer premise locations, we are able to offer network voice and data services over a single T1 line. In select colocations, we also use Nokia’s DSLAMs in order to provide on-net DSL services. The UE9000, AnyMediaFast, Adtran 4303, Sechtor 300 and Nokia devices are high density voice and data equipment that fit into a single network bay, thereby reducing costly colocation space required in RBOC central offices.

Intra-City Transport Deployment.   We utilize fiber transport in a SONET ring configuration to connect host sites to RBOC colocations. We also use leased transport with carrier diversity for network reliability. As customer line concentrations increase in a colocation, we are able to take advantage of carrier diversity techniques. Where fiber is not deployed, transport between our switches and our colocations is provided over more than one route in all cases and is purchased from more than one provider in most cases. Using multiple routes and providers gives us a more robust network that maintains functionality should a transport route incur a failure. By diversifying our high capacity circuits across multiple vendors in each market, we maintain higher levels of network reliability and lower network costs.

Inter-City Backbone Network.   Our Cisco routers and Nortel Passport ATM switches provide data traffic switching in our major markets. These devices are interconnected through leased long-haul transport obtained from multiple wholesale providers. This backbone carries IP data traffic between switch locations. Customer access to the Internet and virtual private networks travel over this network. We utilize redundant, state-of-the-art transmission and switching technology that carries both T1-based and DSL-based IP traffic more efficiently than traditional dedicated circuit networks.

Customer Access Methods.   We have the ability to serve small and medium-sized businesses in our markets by one or more of the following methods:

•       T1.   Larger customers can be served with leased high capacity connections directly from our colocation equipment to the customer’s location. We also offer the ability to share a single T1 connection for both voice and data services and to allocate the circuit capacity for voice and data depending upon customer requirements. For 2006, 72% of new access lines installed were installed on T1 circuits.

•       Analog UNE-loop.   To provide analog voice services, we colocate our telephone access equipment in the RBOC’s central offices and lease the RBOC’s facilities, known as unbundled network elements, or UNEs, to connect customer locations to our colocation equipment. Smaller customers are most likely to be served with this method. We provide broad facilities-based coverage by colocating in densely-populated areas so that we can access unbundled network elements reaching the majority of the estimated business access lines within our selling areas.

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

•       ILEC Commercial Agreements.   We have commercial agreements in place that replace UNE-P platform in both the Qwest and Verizon territories in which we operate.

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

RBOCs.   In our existing markets, we compete principally with Qwest. Qwest and other RBOCs have long-standing relationships with their customers, have financial, technical and marketing resources substantially greater than ours, have the potential to subsidize competitive services with revenue from a variety of businesses, and currently benefit from existing regulations that favor RBOCs over us in some respects. As a relatively recent entrant in the communications services industry, we may not achieve a major share of the market for any of our services. While regulatory initiatives based on the Telecommunications Act of 1996, or (“the Telecom Act”), which allow competitive service providers such as us to interconnect with Qwest’s facilities, provide increased business opportunities for us, these interconnection opportunities have been, and likely will continue to be, accompanied by increased pricing flexibility for and relaxation of regulatory oversight of Qwest and the other RBOCs. Future regulatory decisions could grant the RBOCs greater pricing flexibility or other regulatory relief. These initiatives could have a material adverse effect on us.

Competitive Service Providers and Other Market Entrants.   We also face competition from other competitive service providers. Consolidation and strategic alliances within the communications industry or the development of new technologies could put us at a competitive disadvantage. The Telecom Act radically altered the market opportunity for new competitive service providers. Because the Telecom Act requires RBOCs to unbundle their network services, new competitive service providers are able to rapidly enter the market by installing switches and leasing local loops.

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

Employees

As of February 28, 2007, we had 1,390 full-time equivalent employees. Twenty-seven field service technicians are members of the International Brotherhood of Electrical Workers (IBEW). A collective bargaining agreement with the IBEW is in effect through February 29, 2008.

We believe that relations with our employees, including members of the labor union, are good. We have not experienced any work stoppage due to labor disputes.

Executive Officers

Our executive officers and directors as of December 31, 2006 are as follows:

Name	Age	Start of Service	Position(s)
Executive Officers:
Clifford D. Williams	59	1996	Chairman of the Board and Founder
Richard A. Smith	56	1998	Director, President and Chief Executive Officer
Geoffrey M. Boyd	39	2000	Chief Financial Officer
Robert E. Pickens	46	1996	Chief Operating Officer
David A. Kunde	47	1999	Executive Vice President, Engineering and Network Operations
Arlin B. Goldberg	50	1996	Executive Vice President, Information Technology
J. Jeffery Oxley	52	1999	Executive Vice President, Law and Policy
Steven K. Wachter	45	1999	Executive Vice President, Sales
William D. Markert	42	1999	Executive Vice President, Network Financial Management
Non-Management Directors:
James P. TenBroek	45	2000	Director
Marvin C. Moses	62	1999	Director
Mark E. Nunnelly	48	1999	Director
Ian K. Loring	40	2001	Director
Louis L. Massaro	60	2005	Director

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

The Telecom Act amended the Communications Act to eliminate many barriers to competition in the U.S. communications industry. The Telecom Act set basic standards for relationships between communications service providers, including relationships between new entrants and RBOCs. In general, the Telecom Act requires RBOCs to provide competitors with nondiscriminatory access to and interconnection with RBOC networks, and to provide UNEs at cost-based prices. The FCC and PUCs have adopted rules to implement the Telecom Act and to encourage competition.

Long Distance Competition.   Section 271 of the Communications Act, enacted as part of the Telecom Act, established a process by which an RBOC could obtain authority to provide long distance service in a state within its region. The process required demonstrating to the FCC that the RBOC has adhered to a 14-point competitive checklist and that granting such authority would be in the public interest. All of the RBOCs have received FCC approval to provide in-state long distance service within their respective regions. Receipt of Section 271 authority by the RBOCs has resulted in increased competition in certain markets and services.

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

Under Section 272 of the Communications Act, the RBOCs are also required to provide in-region inter-LATA services through separate affiliates and subject to certain other safeguards. The Section 272 requirements, other than the obligation not to discriminate against other providers requesting service, are subject to a statutory sunset three years after an RBOC is authorized under Section 271 to provide in-region inter-LATA services in a given state, unless the FCC extends the three year period by rule or order. In all the states in which we operate, the RBOC’s Section 272 requirements have sunset. The sunset of Section 272 requirements could make it easier for the RBOCs to engage in discrimination, which would adversely affect our ability to compete. In addition, if the FCC granted the RBOCs permission to cease complying with dominant carrier regulations even when they provide local and inter-LATA services on an integrated basis (that is, without structural separation), that also could make it harder to detect discrimination and thus adversely affect our ability to compete.

Interconnection Agreements.   Pursuant to FCC rules implementing the Telecom Act, we negotiate interconnection agreements with RBOCs to obtain access to UNEs and services, generally on a state-by-state basis. We currently have interconnection agreements in effect with Qwest for the states of Arizona, Colorado, Minnesota, Montana, Oregon, Utah and Washington, with AT&T for the states of Nevada and California, and with Verizon for the states of Washington and Oregon. If we enter new markets, we expect to establish interconnection agreements with RBOCs on an individual state basis. As discussed below, changes to our agreements based upon recent FCC orders ultimately will be incorporated into our interconnection agreements, but whether these changes will be affected by negotiation or arbitration is uncertain.

Interconnection agreements typically have three-year terms. At the end of the term the parties can terminate the agreement or, if either party so requests, the agreement goes into an “evergreen” status where it is still in effect until a new agreement is reached. All of our interconnection agreements are in evergreen status. We are in the process of arbitrating our interconnection agreements with Qwest for Arizona, Colorado, Minnesota, Oregon, Utah, and Washington and we are in negotiations with Qwest over our interconnection agreement in Montana. State Commission arbitration decisions in turn may be appealed to federal courts. Neither AT&T in Nevada and California, nor Verizon in Oregon and Washington, has sought to terminate our interconnection agreements or commence negotiations to develop new agreements. We also have the right to opt into any interconnection agreement that is in effect but not in evergreen status between an RBOC and another competitive local service provider or to adopt State Commission reviewed standard agreements called “SGATs” or Statements of Generally Available Terms and Conditions. We cannot predict how successful we will be in arbitrating or negotiating terms critical to our provision of local network services. Other interconnection agreement arbitration proceedings before various state commissions may result in decisions that could affect our business, but we cannot predict the extent of any such impact.

Unbundled Network Elements.   The Telecom Act requires RBOCs to provide requesting telecommunications carriers with nondiscriminatory access to network elements on an unbundled basis at any technically feasible point on rates, terms and conditions that are just, reasonable and non-discriminatory, in accordance with the other requirements set forth in Sections 251 and 252 of the Telecom Act. The Telecom Act gives the FCC authority to determine which network elements must be made available to requesting carriers such as us. The FCC is required to determine whether the failure to provide access to such network elements would impair the ability of the carrier seeking access to provide the services it seeks to offer. Based on this standard, the FCC developed an initial list of RBOC network elements that must be unbundled on a national basis, or UNEs, in 1996.

Those initial rules have been re-examined several times by the FCC as appellate courts directed the FCC to revisit its unbundling decisions. The prolonged litigation concerning UNE rules concluded, at least for the time being, when the D.C. Circuit Court of Appeals upheld the FCC’s revised rules in June 2006. Comparing the list of UNEs available to CLECs in 1999 with the list CLECs currently has access to, reveals that the FCC at the direction of the Courts, has significantly reduced UNE availability. CLECs no longer have access to UNE-P, the Unbundled Network Element Platform, an offering which combined switching, loop, and transport facilities, and they face restrictions as to where high capacity loops and transport are available as UNEs. In general terms, the FCC restricted or limited access to loop and transport UNEs only in wire centers with high concentrations of business lines, reasoning that either competitive alternatives were either actually available in these areas or that competitors could economically deploy such facilities there. The FCC also determined that certain broadband elements, including fiber-to-the-home, or FTTH, loops in greenfield situations, broadband services over FTTH loops in overbuild situations, packet switching, and the packetized portion of hybrid loops, are not subject to unbundling obligations. In large part, we have adapted to these changes in UNE availability by entering into commercial agreements which provide identical facilities, albeit at a higher price. Further adaptation would be necessary in the event ILECs determined to retire copper facilities which we currently obtain as UNEs. Consequently, Eschelon together with a number of other CLECs, has petitioned the FCC to prevent widespread retirement of copper facilities. We cannot predict the outcome of this proceeding nor can we predict when and where ILECs might decide to replace their copper infrastructure with fiber.

Changes in UNE rules must be incorporated into interconnection agreements. We have completed this effort with respect to our agreements with AT&T in California and Nevada. Our interconnection agreement arbitrations/negotiations with Qwest will incorporate these changes when concluded. Revisions to our interconnection agreements with Verizon in Oregon and Washington are substantially complete and await only state commission action to take effect.

FCC rules implementing the local competition provisions of the Telecom Act permit CLECs to lease UNEs at rates determined by PUCs employing the FCC’s Total Element Long Run Incremental Cost, or TELRIC, forward-looking, cost-based pricing model. On September 15, 2003, the FCC opened a proceeding reexamining the TELRIC methodology and wholesale pricing rules for communications services made available for resale by RBOCs in accordance with the Telecom Act. This proceeding will comprehensively re-examine whether the TELRIC pricing model produces unpredictable pricing inconsistent with appropriate economic signals; fails to adequately reflect the real-world attributes of the routing and topography of an RBOC’s network; and creates disincentives to investment in facilities by understating forward-looking costs in pricing RBOC network facilities and overstating efficiency assumptions. We have participated in this proceeding as a member of a consortium of CLECs. To date the FCC has not yet issued revised TELRIC rules. The application and effect of a revised TELRIC pricing model on the communications industry generally and on certain of our business activities cannot be determined at this time.

In August 2005, the FCC released an order that largely deregulated “wireline broadband Internet access service” by determining that it was an information service rather than a telecommunications service. The FCC refers to “wireline broadband Internet access service” as a service that uses existing or future wireline facilities of the telephone network to provide subscribers with access to the Internet, including by means of both xDSL and next generation fiber-to-the-premises services. This Order did not affect CLECs’ ability to obtain UNEs, but it did relieve the RBOCs of any duty to offer DSL transmission services subject to their competitors. We have been able to enter into commercial agreements to resell Qwest DSL through March, 2009. We cannot guarantee that Qwest will extend these agreements or offer comparable terms and conditions when our current agreements expire.

On September 16, 2005, the FCC partially granted Qwest’s petition seeking forbearance from the application of the FCC’s dominant carrier regulation of interstate services, and Section 251(c) requirements throughout the Omaha MSA. The FCC granted Qwest the requested relief in nine of its 24 Omaha central offices where it determined that competition from intermodal (cable) service providers was “extensive.”  Although the FCC required that Qwest continue to make UNEs available throughout Omaha, in the nine specified central offices, Qwest may do so at non-TELRIC rates. The FCC did not grant Qwest the requested relief regarding its colocation and interconnection obligations. Both CLECs and Qwest have sought judicial review of this order in the U.S. Court of Appeals for the D.C. Circuit. On December 28, 2006, the FCC granted ACS similar relief from unbundling obligations in five wire centers in Anchorage, Alaska. On September 6, 2006, Verizon filed six separate petitions requesting relief from unbundling in six major eastern cities. On January 24, 2007, Qwest filed a similar petition for Terry, Montana. We do not operate in any of these areas and we cannot predict whether future such petitions will be filed for markets in which we do operate, nor can we predict what would be the outcome of any such petitions. We are not aware of wire centers in any metropolitan area in which we currently offer or plan to offer service that would meet the standard for UNE elimination applied in the Qwest and ACS proceedings. Depending on the future levels of facilities-based deployment in the markets at issue, however, such forbearance petitions could eventually reduce our access to UNE facilities.

On December 20, 2004, Verizon filed a Petition for Forbearance from the application of the FCC’s Computer II and Title II requirements to Verizon’s Broadband service offerings. Verizon subsequently filed a “clarification” of its original petition. Verizon’s petition was deemed granted when the FCC failed to act upon it, raising the question of whether the FCC granted Verizon’s original petition which sought wide relief from unbundling for all broadband services or whether Verizon’s subsequent clarification of its petition was granted. Verizon’s clarification suggested that only packet-based and optical transport services and not Time Dimension Multiplex (TDM) services would receive relief from unbundling and TELRIC pricing requirements. AT&T and Qwest have filed petitions requesting to receive the relief that Verizon received. The grant of forbearance is being appealed. The FCC has not acted upon these petitions yet. As a practical matter, the FCC’s deregulation of RBOC DSL services as a result of its order in the Wireline Broadband proceeding granted Verizon, and the other RBOCs, some of the relief Verizon’s forbearance petition seeks. We have not experienced any significant adverse impact to date. We cannot predict the effect, if any, of further unbundling and pricing relief that would result from the possible grant of AT&T’s and Qwest’s petitions.

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

CPNI.   FCC rules protect the privacy of certain information about customers that communications carriers, including us, acquire in the course of providing communications services. Such protected information, known as Customer Proprietary Network Information, or CPNI, includes information related to the quantity, technological configuration, type, destination and the amount of use of a communications service. The FCC’s initial CPNI rules initially prevented a carrier from using CPNI to market certain services without the express approval of the affected customer, referred to as an opt-in approach. In July 2002, the FCC revised its opt-in rules in a manner that limits our ability to use the CPNI of our subscribers without first engaging in extensive customer service processes and record keeping. We believe that we use our subscribers’ CPNI in accordance with applicable regulatory requirements. However, if a federal or state regulatory body determines that we have implemented those guidelines incorrectly, we could be subject to fines or penalties. In addition, correcting our internal customer systems and CPNI processes could generate significant administrative expenses.

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

On February 14, 2006, the FCC released a Notice of Proposed Rulemaking seeking comment on possible modifications to its CPNI rules. Reports indicate that the FCC is preparing to release an order setting out new requirements. These requirements could impose significant compliance costs on us.

Intercarrier Compensation.   The FCC’s intercarrier compensation rules include rules governing access charges, which govern the payments that IXCs and commercial mobile radio service providers make to local exchange carriers to originate and terminate long distance calls, and reciprocal compensation rules, which generally govern the compensation between telecommunications carriers for the transport and termination of local traffic. We purchase long distance service on a wholesale basis from several IXCs who pay access fees to local exchange carriers for the origination and termination of our long distance communications traffic. Generally, intrastate access charges are higher than interstate access charges. Therefore, to the degree access charges increase or a greater percentage of our long distance traffic is intrastate, our costs of providing long distance services will increase. As a local exchange provider, we bill long distance providers access charges for the origination and termination of those providers’ long distance calls. Accordingly, in contrast with our long distance operations, our local exchange business benefits from the receipt of intrastate and interstate long distance traffic. As an entity that collects and remits access charges, we must properly track and record the jurisdiction of our communications traffic and remit or collect access charges accordingly. The result of any changes to the existing regulatory scheme for access charges or a determination that we have been improperly recording the jurisdiction of our communications traffic could have a material adverse effect on our business.

Our costs of providing long distance services, and our revenues for providing local services, also are affected by changes in access charge rates imposed on CLECs. Pursuant to the FCC’s 2001 CLEC Access Charge Order, which lowered the rates that CLECs may charge long distance carriers for the origination and termination of calls over local facilities, access rates were reduced during Fiscal 2003 and Fiscal 2004. CLECs must now mirror RBOC interstate rates.

The FCC has stated that existing intercarrier compensation rules constitute transitional regimes and has promised to reform them. On March 3, 2005, the FCC released a Further Notice of Proposed Rulemaking seeking comment on a variety of proposals to replace the current system of intercarrier payments, under which the compensation rate depends on the type of traffic at issue, the type of carriers involved, and the end points of the communication, with a unified approach for access charges and reciprocal compensation. Because we make payments to and receive payments from other carriers for the exchange of local and long distance calls, we will be affected by changes in the FCC’s intercarrier compensation rules. In July 2006, a group of carriers including AT&T and many small rural companies proposed a comprehensive plan to reform the access system. Called “The Missoula Plan,” the proposed reforms would likely result in reducing our access revenues and increasing our network costs. The FCC may decide to adopt all, part or none of the Missoula Plan or indeed any of the other proposals that have been made in the proceeding. We cannot predict the impact that any changes the FCC may decide to implement may have on our business.

One of the issues before the FCC in its intercarrier compensation docket concerns the treatment of VoIP traffic. Certain carriers who send us VoIP traffic for termination contend that because such traffic is an “enhanced service,” it should not be subject to access charges as is the case with circuit switched long distance traffic, but should instead be treated as local traffic and be subject to  significantly lower rates for call termination than traditional long distance traffic.  We cannot predict when the FCC will decide this question or how it will decide it. If the FCC determines that VoIP traffic should be exempt from access charges and the VoIP platform is widely adopted, our access revenues will decline.

Special Access.   Over the last several years, the FCC has granted RBOCs significant flexibility in pricing interstate special and switched access services. In August 1999, the FCC granted immediate pricing flexibility to many RBOCs and established a framework for granting greater flexibility in the pricing of all interstate access services once an RBOC market satisfies certain prescribed competitive criteria. In February 2001, the D.C. Circuit upheld the FCC’s prescribed competitive criteria. To date, the FCC has granted pricing flexibility in numerous specific markets to the RBOCs, including Qwest. This pricing flexibility may result in Qwest lowering its prices in high traffic density areas, including areas where we compete or plan to compete. On the other hand, Qwest could also use its pricing flexibility to increase rates as it last did in 2004. We anticipate that the FCC will continue to grant RBOCs greater pricing flexibility for access services if the number of actual and potential competitors increases in each of these markets.

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

The FCC has recently expanded the obligation to contribute to the USF fund to include VoIP providers who were previously exempt. The FCC is also considering changing the basis upon which our USF contributions are determined from a revenue percentage measurement to a connection or telephone number measurement. Adoption of this proposal could have a material adverse affect on our costs, our ability to separately list USF contributions on end-user bills, and our ability to collect these fees from our customers. Congress is also currently considering legislation that would potentially affect our USF obligations.

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

In August 2005, the FCC extended CALEA obligations to facilities-based providers of broadband Internet access service and to interconnected VoIP services and the order was later upheld on appeal. As a broadband Internet access provider, we will be subject to these new requirements once they take effect. The current compliance deadline is set for May 2007. We notified the FCC in February of 2007 that we intend to be compliant with its CALEA requirements. Several parties have appealed the FCC’s order extending new requirements in the U.S. Court of Appeals for the D.C. Circuit. As a result of these new obligations, we could face increased compliance costs, which are uncertain in nature because the specific assistance-capability requirements for providers of broadband Internet access service have not yet been established.

Deregulation of Broadband Facilities and Regulation of Internet Access and VoIP Services.   To date, the FCC has treated Internet service providers, or ISPs, as information service providers, which are generally exempt from federal and state regulations governing common carriers. In June 2005, the U.S. Supreme Court upheld the FCC’s finding that broadband cable modem service is an information service. Consequently, cable modem operators are not required to provide other Internet service providers, including us, with access to their cable broadband lines. As mentioned above, in August 2005, the FCC found that wireline broadband service, including DSL internet access by facilities-based telephone companies is an information service, which the companies are not required to make available to competitors, including us. In November 2006, the FCC issued an order classifying Broadband over Power Line Internet access service an information services as well, similarly removing the requirement that such companies make those line available to competitors, including us.

Notwithstanding these rulings limiting our access to broadband facilities, the FCC is also considering regulations governing the disclosure of confidential communications, copyright, excise tax and other requirements that may apply to our Internet access services. In addition, the FCC released a Notice of Proposed Rulemaking in September 2005 seeking comment on a broad array of consumer protection regulations for broadband Internet access services, including rules regarding the protection of CPNI, slamming, truth in billing, network outage reporting, service discontinuance notices, and rate-averaging requirements. Consequently, our regulatory obligations vis a vis our Internet access services may increase. We cannot predict our costs of compliance and we may be subject to penalties in the event we fail to comply with such new rules.

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

The use of the public Internet and private Internet protocol networks to provide voice communications services, including voice-over-Internet protocol, or VoIP, is a relatively recent market development. The provision of such services until recently was largely unregulated within the United States. To date, the FCC has not imposed most forms of traditional common carrier regulation upon providers of Internet communications services. But the FCC has imposed obligations on providers of two-way interconnected VoIP services to provide E911 service, to comply with CALEA and to contribute to the federal universal service support mechanisms. To the extent that we choose to provide interconnected VoIP services, we will bear those costs as a result of these mandates.

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

In June, 2006, the FCC determined that all “interconnected” VOIP services are required to contribute a percentage of interstate gross revenues to USF. This ruling has been appealed, but remains in effect pending the appeal. Other aspects of VoIP and Internet telephony services, such as regulations relating to the confidentiality of data and communications, copyright issues, taxation of services, and licensing, may be subject to federal or state regulation. While the Company currently does not provide interconnected VoIP services, we are planning to do so and consequently will be affected by these regulations. Similarly, changes in the legal and regulatory environment relating to the Internet connectivity market, including regulatory changes that affect communications costs or that may increase the likelihood of competition from RBOCs or other communications companies could increase our costs of providing service.

Broadband Internet-related and VoIP services are the subject of evolving policies. It is possible such services could be subject to additional regulation in the future. The effect of such regulations on our business could be substantial, but we cannot predict what rules will ultimately apply or their impact on our business.

Taxes and Regulatory Fees.   We are subject to numerous local, state and federal taxes and regulatory fees, FCC regulatory fees and public utility commission regulatory fees. We have procedures in place to ensure that we properly collect taxes and fees from our customers and remit such taxes and fees to the appropriate entity pursuant to applicable law and/or regulation. If our collection procedures prove to be insufficient or if a taxing or regulatory authority determines that our remittances were inadequate, we could be required to make additional payments, which could have a material adverse effect on our business.

Legislation.   In recent sessions, Congress has considered various measures that would overhaul telecom laws in the United States. Bills introduced in the House of Representatives and the Senate have addressed a wide variety of issues, including the regulation of broadband and VoIP services, network neutrality requirements, universal service, video franchising procedures, and municipal broadband services, among others. The prospects and timing of any potential legislation remain unclear, and as such, we cannot predict the outcome of any such legislation upon our business.

RBOC-IXC Mergers.   In October 2005, the FCC approved orders clearing the SBC-AT&T and Verizon-MCI mergers with relatively limited conditions in certain areas, including minimal divestitures and no reduction in special access rates. SBC and Verizon volunteered to sell or divest, at market rates, ten-year leases for loops into certain buildings along with leases for dark fiber transport necessary to connect the loops to the facility of the purchaser of the lease. SBC and Verizon also agreed to freeze certain high-capacity special access rates for existing in-region AT&T and MCI customers for 30 months, and to refrain from providing themselves, their affiliates, or each other with special access services not generally available to other competitors. As our reliance on special access is minimal, we do not expect these conditions to affect us positively or negatively. In addition, as our operations in the Verizon and SBC regions are minimal, we do not expect to see a significant impact as a result of the UNE rate freezes they each agreed to for a two year period from the merger closing date. On the closing of the merger, SBC renamed itself AT&T.

On December 29, 2006, the FCC approved the AT&T and Bell South merger. AT&T agreed to a number of conditions that will remain in effect throughout the entire AT&T-Bell South territory for up to 42 months. These conditions included following net neutrality provisions, freezing certain and reducing other special access rates, freezing UNE rates, recalculating competitive figures for implementing the TRRO, and agreeing not to alter the status of any loop or transport UNE via forbearance or other petitions. In addition, AT&T will expand its broadband offerings to all residences and divest itself of 31 buildings in the Bell South region by selling fiber IRUs. We anticipate little material benefit from these conditions or harm from the merger itself because of our limited operations in AT&T’s territory.

State Regulation

The Communications Act maintains the authority of individual states to impose their own regulation of rates, terms and conditions of intrastate services, so long as such regulation is not inconsistent with the requirements of federal law or has not been preempted. Because we provide communications services that originate and terminate within individual states, including both local service and in-state long distance toll calls, we are subject to the jurisdiction of the PUC and other regulators in each state in which we provide such services. For instance, we must obtain a Certificate of Public Convenience and Necessity, or CPCN, or similar authorization before we may commence the provision of communications services in a state. We have obtained CPCNs to provide facilities-based or resold competitive local and interexchange service in California, Arizona, Colorado, Idaho, Minnesota, Montana, Nevada, New Mexico, New York, Oregon, Utah and Washington. There can be no guarantee that we will receive authorizations we may seek in other states in the future. As our local service business expands, we may offer additional intrastate services and may become subject to additional state regulations.

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

Rates for intrastate switched access services, which we provide to long-distance companies to originate and terminate in-state toll calls, are subject to the jurisdiction of the state in which the call originated and/or terminated. Such regulation by states could have a material adverse affect on our revenues and business opportunities within that state. PUCs also regulate the rates RBOCs charge for interconnection, access to network elements, and resale of services by competitors. In response to FCC’s TRRO proceedings, some state commissions have continued

proceedings to address issues affecting the rates, terms and conditions of intrastate services while other states suspended or terminated their proceedings. The states of Colorado and Minnesota have initiated cost cases to add new UNE rates and reprice other UNEs. Any such proceedings may affect the rates, terms, and conditions contained in our interconnection agreements or in other wholesale agreements with RBOCs. We cannot predict the outcome of these proceedings. The pricing, terms and conditions under which the RBOC in each of the states in which we currently operate offers such services may preclude or reduce our ability to offer a competitively viable and profitable product within these and other states on a going forward basis.

State regulators establish and enforce wholesale service quality standards that RBOCs must meet in providing network elements to CLECs like Eschelon. These plans, called Performance Assurance Plans, sometimes require payments from the RBOCs to the CLECs if quality standards are not met. A region-wide review of Qwest’s Performance Assurance Plan is currently underway. In addition, the Nevada Commissions has recently revised AT&T’s wholesale performance standards in Nevada. The RBOCs are seeking changes in performance standards that will reduce the payments made to CLECs under the Performance Assurance Plans. If such changes are adopted, we will experience reduced payments and could also experience a diminution of the wholesale service quality we receive. We cannot predict how state commissions will respond to such requests, nor the ultimate impact of such decisions on the Company.

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

Other Domestic Regulation

We are subject to a variety of federal, state, and local environmental, safety and health laws, and regulations governing matters such as the generation, storage, handling, use, and transportation of hazardous materials, the emission and discharge of hazardous materials into the atmosphere, the emission of electromagnetic radiation, the protection of wetlands, historic sites, and endangered species and the health and safety of employees. We also may be subject to laws requiring the investigation and cleanup of contamination at sites we own or operate or at third-party waste disposal sites. Such laws often impose liability even if the owner or operator did not know of, or was not responsible for, the contamination.

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

Item 1A.             Risk Factors.

Risks Related to Our Industry

The communications industry faces significant regulatory uncertainties and the resolution of these uncertainties could hurt our business, results of operations and financial condition.   The Telecom Act requires, among other things, that RBOCs provide access to their networks to us; however, this act remains subject to judicial review and ongoing proceedings before the FCC and state regulators, including proceedings relating to interconnection pricing, access to and pricing for unbundled network elements and other issues that could result in significant changes to our business and business conditions in the communications industry generally. We must lease unbundled network elements from RBOCs at cost-based rates to serve our customers and to connect our telecommunications equipment. We provide our customers with telecommunications services through telephone lines or “loops” we lease from RBOCs. We pay RBOCs to maintain and repair these loops. We also purchase other unbundled network elements from RBOCs, such as transport between RBOC switches. Recent decisions by the FCC have eliminated or reduced our access to some unbundled network elements and increased the rates that we pay for such elements. This has required us to enter into commercial agreements with the RBOCs to obtain the elements at increased prices. Our business would be substantially impaired if the FCC, the courts, state commissions or the Congress eliminated our access to these elements or substantially increased the rates at which we pay for access. Although no legislation affecting us was enacted in the last session of Congress, both the House and the Senate considered bills containing provisions that could have adversely affected our access to UNEs at cost based rates. We face the risk of similar provisions being incorporated into future telecommunications bills. The D.C. Circuit Court has upheld the FCC’s Triennial Review Remand Order, or TRRO. The TRRO reduced our ability to obtain unbundled network elements, or UNEs and consequently affected our operations and increased our costs for certain network elements. Where we have lost access to UNEs, we have either been able to obtain replacement circuits from other providers or we have purchased circuits from the RBOCs as special access or private line service, generally at higher prices than UNEs. In addition, the FCC has permitted the RBOCs to detariff their DSL offerings. While we have been able to obtain commercial agreements to resell DSL, our wholesale rates may increase. Other proceedings are underway that could potentially further limit our access to UNEs. The Telecom Act gave the FCC the authority for forbearance from enforcing regulatory provisions, including unbundling requirements. The FCC has recently granted Qwest and ACS relief from unbundling obligations in certain wire centers in Omaha, Nebraska (Qwest) and Anchorage, Alaska (ACS). There is also a petition pending before FCC in which Verizon seeks similar relief from unbundling in a number of major east coast markets. While the FCC’s actions in these forbearance proceedings do not affect us currently, our access to UNEs could be limited by future forbearance proceedings. In future orders, the FCC could eliminate unbundling obligations in markets in which we operate, which would adversely impact our operations and increase our costs. The FCC has initiated proceedings that may result in increasing the rates we pay for network elements or reducing the rates we charge long distance companies to originate and terminate their calls. A number of states also have proceedings and legislative proposals pending to re-examine and possibly increase our network element rates. We cannot predict the outcome of these proceedings or the effects, if any, that these proposals may have on our business and operations. A summary of legal and regulatory developments is discussed in more detail in the section entitled “Regulation.”

The communications industry is subject to government regulation, and changes in current or future regulations could have a material adverse effect on our business, operating results and financial condition and restrict the manner in which we operate our business.   We are subject to varying degrees of federal, state and local regulation. Pursuant to the Telecom Act, as amended, the FCC exercises jurisdiction over us with respect to interstate and international services. We must comply with various federal regulations, such as the duty to contribute to universal service and other subsidies. Failure to comply with federal reporting and regulatory requirements may result in fines or other penalties, including loss of authority to provide services.

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

The communications market in which we operate is highly competitive, and we may not be able to compete effectively against companies that have significantly greater resources than we do, which could cause us to lose customers and impede our ability to attract new customers.   The communications industry is highly competitive and is affected by the introduction of new services and systems by, and the market activities of, major industry participants. In each of our markets we compete principally with the RBOC serving that area. The recent mergers of SBC with AT&T, MCI, Inc. with Verizon, and AT&T with Bell South, may cause these risks to intensify. We have not achieved, and do not expect to achieve, a major share of the local access lines for any of the communications services and systems we offer. Current and potential large competitors in each market have the following advantages over us:

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

Risks Related to Acquisitions

We may not be able to successfully integrate acquired companies into our business and we may have to incur additional indebtedness.   During 2006, we completed the acquisition of OTI, OneEighty and MTI and we acquired much of the Washington state customer base of TelWest, and in the second quarter of 2007, we expect to complete the acquisition of UNICOM. While we believe that these acquisitions will be successfully integrated into our operations, there can be no assurance that we will be able to integrate and consolidate these or subsequent acquisitions into our ongoing business and operations according to management’s plan. While we believe that we have sufficient financial and management resources to complete the integration of these acquisitions, there can be no assurance in this regard or that we will not experience difficulties with customers, personnel or others resulting from the integration. This process will require management, financial and other resources and may pose risks with respect to production, customer service and market share. It may also require regulatory approvals for some aspects which we cannot assure will be obtained. In addition, although we believe that these acquisitions will enhance our competitive position and business prospects, there can be no assurance that such benefits will be fully realized or that the integration of these acquisitions into our business and operations will ultimately be successful.

As we adapt to the current telecom environment and complete the integration of OTI, OneEighty, MTI, UNICOM and the migration of TelWest’s lines, we may be required to make operational changes, including consolidating certain operations, closing certain facilities, or amending or terminating existing contractual relationships, in order to improve our future profitability. However, there can be no assurance as to the cost required to effect those operational changes, their effectiveness, or the timing or amount of any cost savings that are actually realized as a result of such changes. Management is continuing to assess our overall organization and cost structures and may, as a result of this ongoing process, develop future initiatives to increase operating and administrative efficiency and enhance profitability. If we are unable to effectively and efficiently integrate these acquisitions into our business and operations, our business, financial condition, results of operations and cash flows may suffer.

We intend to continue to look for opportunities that fit our acquisition filters, in terms of price, services and footprint. There can be no assurance that future acquisitions will be successfully integrated or will not result in significant disruption to on-going operations.

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

Risks Related to Our Business

We have a history of net losses, and we may not be profitable in the future.   We have incurred net losses in the past and may continue to incur losses in the future. For the year ended December 31, 2006, we had a net loss of $2.8 million and an accumulated deficit of $157.8 million. For the year ended December 31, 2005, we had a net loss of $31.0 million and an accumulated deficit of $155.0 million. For the year ended December 31, 2004, we had net income of $1.1 million and an accumulated deficit of $124.1 million. The net income for the year ended December 31, 2004 was primarily the result of a gain on extinguishment of debt of $18.2 million. We cannot assure you that our revenues will continue to grow or that we will achieve profitability in the future.

If the RBOCs with whom we have interconnection agreements engage in anticompetitive practices, our business will be adversely affected.   Our business depends on our ability to interconnect with RBOC networks and to lease from them certain essential network elements. We obtain access to these network elements and services under terms established in interconnection agreements that we have entered into with Qwest, AT&T and Verizon. Like many competitive communications services providers, from time to time, we have experienced difficulties in working with the RBOCs with respect to obtaining information about network facilities, ordering network elements and services, interconnecting with RBOC networks and settling financial disputes. These difficulties can impair our ability to provide local service to customers on a timely and competitive basis. The Telecom Act required RBOCs to cooperate with competitive communication services providers and meet statutory requirements for opening their local markets to competition before they could receive permission to provide in-region long distance services. Now that each RBOC has met those requirements and received authorization to provide long distance services throughout its respective operating region, they may have less incentive to properly maintain the information, ordering and interconnection interfaces that we rely on and may otherwise fail to cooperate with us regarding service provisioning issues.

The RBOCs, including Qwest, AT&T and Verizon, have been fined by or have agreed to make voluntary payments in connection with consent decrees to both federal and state authorities for their failure to comply with the laws and regulations that support local competition. We believe these fines and payments may not substantially reduce the use of anticompetitive practices and illegal and anticompetitive activity may continue to occur in most of our markets. While we consistently undertake legal actions to oppose these anticompetitive actions and enforce our legal right of access to RBOC facilities, regulatory and judicial remedies frequently do not preclude further anticompetitive behavior and rarely fully compensate us for our damages and legal expenses. If an RBOC refuses to cooperate or otherwise fails to support our business needs in retaliation for our efforts to enforce our legal rights or for any other reason, including labor shortages, work stoppages, cost-cutting initiatives or disruption caused by mergers, other organizational changes or terrorist attacks, our ability to offer services on a timely and cost-effective basis will be materially and adversely affected.

Our ability to provide our services and systems at competitive prices is dependent on our ability to negotiate and enforce favorable interconnection agreements.   Our ability to continue to obtain favorable interconnection, unbundling, service provisioning and pricing terms, and the time and expense involved in negotiating interconnection agreements and amendments, can be adversely affected by ongoing legal and regulatory activity. All of our existing interconnection agreements provide either that a party is entitled to demand renegotiation of particular provisions or of the entire agreement based on intervening changes in law resulting from ongoing legal and regulatory activity, or that a change of law is immediately effective in the agreement and set out a dispute resolution process if the parties do not agree upon the change of law. The initial terms of all of our interconnection agreements with the RBOCs have expired. Our interconnection agreements with Qwest, AT&T and Verizon are in “evergreen,” a provision that allows the agreement to continue in effect until a new agreement is in place. We are in the process of negotiating our Montana interconnection agreement and arbitrating the remaining disputed provisions of our proposed interconnection agreements within Arizona, Colorado, Minnesota, Oregon, Utah and Washington. We are operating under our AT&T and Verizon agreements in evergreen and neither party has notified the other of an intent to terminate the existing agreements or commence negotiations on new agreements. We cannot assure you that we will be able to successfully renegotiate the agreements on terms favorable to us. In addition to negotiation and arbitration, the Telecom Act gives us the right to opt into any other carrier’s interconnection agreement, provided the agreement is still in effect and provided that we adopt the entire agreement. Any limitation on our ability to colocate telecommunications equipment in RBOC central offices, or on the terms and conditions for interconnecting our network to the RBOCs’ networks, or on the availability of unbundled network elements, especially unbundled local loops or interoffice transmission facilities, resulting from our failure to negotiate favorable interconnection agreements or resulting from federal or state regulatory activity, could increase our costs and otherwise have a material adverse impact on our business, results of operations and financial condition.

The FCC has granted Qwest, AT&T, and Verizon significant flexibility in pricing interstate special access services. This pricing flexibility may result in RBOCs raising their prices, and although both AT&T and Verizon have agreed to freeze or reduce special access rates in order to gain approval of their recent mergers, Qwest is under no obligation to freeze or reduce its special access rates. To the extent we are forced to purchase special access circuits because equivalent facilities are no longer available at cost-based rates as unbundled network elements under our interconnection agreements, our costs may significantly increase.  We provide a more detailed discussion of current legal and regulatory developments affecting access charges and intercarrier compensation issues in the section entitled “Regulation.”

The regulation of access charges involves uncertainties, and the resolution of these uncertainties could adversely affect our business, results of operations and financial condition.   As a facilities-based competitive communications services provider, we earn access charges by connecting our voice services customers with long distance carriers such as AT&T, Verizon and Sprint Corp. When a network service voice customer of ours originates or receives a long distance call, we are entitled to compensation from these carriers for the cost we incur in originating or terminating the long distance call. In 2006, access charges accounted for $16.8 million, or 6.1% of our total revenue. We have tariffs filed with the FCC for interstate access services and with most states where we provide intrastate access services. Our rates can be higher than those charged by some larger local exchange carriers that have many more customers and, consequently, lower per-unit costs. In the past, we have experienced difficulty in collecting access fees due to us from some carriers. We cannot guarantee that we will be able to successfully resolve future rate disputes with all carriers. Future regulatory proceedings, both at the FCC and in individual states where we operate, could result in decreasing our access charges. Such reductions could have a material adverse effect on our business, results of operations and financial condition.

The FCC has commenced a proceeding to revise its compensation rules regarding carrier access charges as has the Minnesota Public Utilities Commission. Because we receive payments from long distance carriers for the calls their customers make that access our network facilities, we will be affected by any changes to the FCC’s or Minnesota’s compensation rules. We cannot predict the impact that any such changes would have on our business.

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

The level of our outstanding total debt may adversely affect our financial health and prevent us from fulfilling our financial obligations.   As of December 31, 2006, we had approximately $147.7 million of total indebtedness outstanding. Our indebtedness could significantly affect our business and our ability to fulfill our financial obligations. For example, a high level of indebtedness could:

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

If we are unable to retain and attract management and key personnel, we may not be able to execute our business plan.   We believe that our success is due, in part, to our experienced management team, including Mr. Richard A. Smith, our president and chief executive officer. Losing the services of one or more members of our management team could adversely affect our business and our expansion efforts, and possibly prevent us from further improving our operational, financial and information management systems and controls. As we continue to grow, we will need to retain and hire qualified sales, marketing, administrative, operating and technical personnel, and to train new personnel.

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

Declining prices for communications services could reduce our revenue and profitability.   Prices for network services have decreased in recent years and are expected to continue to decline in the future. In addition, the long distance industry has historically experienced high customer churn, as customers frequently change their chosen long distance providers in response to lower rates or promotional incentives by competitors. These trends may continue.

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

Some of our employees are unionized, and we could face work disruptions due to strikes, slowdowns or other labor disputes.   Twenty-seven of our employees are members of the International Brotherhood of Electrical Workers. Although our management believes that our relationship with our union employees is good, we cannot promise that we will never experience a labor disruption. Such disruptions could occur in response to our actions but could also be due to the actions of other union employers. Significant labor disruptions could adversely affect our ability to provide acceptable levels of service to our customers, which could result in customer dissatisfaction and a loss of business.

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

Terrorist attacks may directly impact our business operations through damage or harm to our employees, network facilities or support systems, increased security costs or the general curtailment of voice or data traffic. Any of these events could result in increased volatility in or damage to our business and the United States financial markets and economy.

Item 1B.             Unresolved Staff Comments.

None.

Item 2.                     Properties.

We are headquartered in Minneapolis, Minnesota and conduct our principal operations in Arizona, California, Colorado, Minnesota, Montana, Nevada, Oregon, Utah and Washington.

We do not own any of our facilities. The table below lists our leased facilities as of February 28, 2007.

Location	Lease Expiration	Square Footage	Purpose
Peoria, AZ	January 31, 2011	6,104	Office
Phoenix, AZ	May 15, 2010	7,468	Switch Facility/Office
Phoenix, AZ	February 1, 2009	9,391	Office
Mesa, AZ	July 31, 2011	4,480	Office
Tempe, AZ	February 28, 2010	9,527	Switch Facility/Office
Tempe, AZ	March 31, 2007(1)	9,223	Office
Santa Rosa, CA	April 30, 2014	5,250	Switch Facility
Santa Rosa, CA	August 1, 2007	4,230	Office
Denver, CO	January 31, 2011	6,000	Switch Facility
Denver, CO	April 30, 2012	36,000	Office/Warehouse
Greenwood Village, CO	January 31, 2009	3,965	Office
Minneapolis, MN	May 31, 2013	118,174	Main Office
Minneapolis, MN	March 31, 2009	17,342	Switch Facility/Office
Minneapolis, MN	June 30, 2010	3,348	Data Switch Facility
Minneapolis, MN	November 30, 2012	143	Storage
Golden Valley, MN	February 28, 2012	33,246	Office/Warehouse
Billings, MT	June 30, 2011	4,300	Switch Facility
Billings, MT	June 30, 2009	4,600	Office
Bozeman, MT	May 31, 2007	1,282	Office
Reno, NV	June 1, 2011	6,053	Office
Reno, NV	July 31, 2009	8,778	Switch Facility/Office
Portland, OR	December 31, 2009	7,028	Switch Facility
Portland, OR	September 30, 2011	6,217	Warehouse
Tigard, OR	June 30, 2008	15,033	Office/Warehouse
Salem, OR	April 30, 2009	7,997	Switch Facility/Office
Salem, OR	July 31, 2007	5,000	Storage
Salem, OR	February 17, 2010	14,548	Office
Eugene, OR	October 31, 2011	4,964	Office
Bend, OR	July 31, 2007	1,966	Office
Medford, OR	June 30, 2008	1,568	Office
Salt Lake City, UT	July 14, 2012	22,069	Switch Facility/Office
Yakima, WA	September 30, 2014	5,750	Switch Facility/Office
Everett, WA	September 15, 2010	16,000	Switch Facility/Office
Seattle, WA	December 31, 2009	12,645	Switch Facility
Tukwila, WA	August 31, 2012	30,503	Office/Warehouse
Tacoma, WA	January 31, 2009	11,373	Switch Facility/Office
Bellingham, WA	December 31, 2007	800	Office
Cody, WY	March 31, 2007(1)	324	Office

(1)             Will not be renewed.

We believe that the facilities used in our operations are suitable for their respective uses and adequate to meet our current needs.

Item 3.                     Legal Proceedings.

We are party from time to time to ordinary course disputes that we do not believe to be material.

Item 4.                     Submission of Matters to a Vote of Security Holders.

None.

Part II

Item 5.                     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

We consummated an initial public offering of our common stock on August 9, 2005. Our common stock is traded on the NASDAQ Global Market under the symbol “ESCH”.

The following table sets forth the high and low prices during the periods indicated since trading began:

	High	Low
2006
First quarter	15.87	11.63
Second quarter	17.18	15.02
Third quarter	17.04	13.72
Fourth quarter	19.94	16.68
2005
Third quarter	14.14	11.63
Fourth quarter	14.25	11.50

As of March 8, 2007, the closing price of our common stock was $24.97 per share.

On February 28, 2007, there were 230 holders of record of our common stock. See Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, for a discussion of the ownership of our company. We have not declared any cash dividends on our common stock. Our outstanding notes restrict our ability to pay dividends on our capital stock.

Item 6.                     Selected Financial Data.

The following tables set forth our selected consolidated financial and other data for the periods indicated. The selected consolidated financial data as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004 have been derived from the audited consolidated financial statements and notes to consolidated financial statements included elsewhere in this report. The selected consolidated financial data as of December 31, 2004, 2003 and 2002 and for the years ended December 31, 2003 and 2002 were derived from the audited consolidated financial statements and notes to consolidated financial statements not included herein. The following financial information is qualified by reference to and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes to consolidated financial statements included elsewhere in this report. Results for 2004 exclude the results of Advanced TelCom, Inc. (“ATI”) except for the Balance Sheet Data. All dollar amounts are in thousands of dollars, except per share amounts.

	Year Ended December 31,
Statements of operations data:	2006	2005	2004	2003	2002
Revenue:
Network services	$244,702	$201,835	$131,780	$115,482	$96,209
BTS	29,824	25,908	26,316	25,614	25,659
Total revenue	274,526	227,743	158,096	141,096	121,868
Cost and expenses:
Network service expenses (excluding depreciation and amortization)	98,664	85,914	47,354	45,037	39,493
BTS cost of revenue	18,427	16,139	15,979	15,784	16,053
Sales, general and administrative	103,569	90,310	69,255	66,252	68,920
Depreciation and amortization	42,247	39,653	31,105	30,099	25,261
Operating income (loss)	11,619	(4,273)	(5,597)	(16,076)	(27,859)
Other income (expense)(1)	(14,399)	(27,369)	6,712	(1,102)	48,052
Income (loss) before income taxes(1)	(2,780)	(31,642)	1,115	(17,178)	20,193
Income taxes	—	(4)	(4)	(28)	(50)
Net income (loss) from continuing operations(1)	(2,780)	(31,646)	1,111	(17,206)	20,143
Income from discontinued operation, net of tax	—	329	—	—	—
Gain on sale of discontinued operation, net of tax	—	326	—	—	—
Net income (loss)(1)	(2,780)	(30,991)	1,111	(17,206)	20,143
Less preferred stock dividends and premium paid on repurchase of preferred stock(2)	—	—	(4,292)	(3,426)	(2,701)
Net income (loss) applicable to common stockholders	$(2,780)	$(30,991)	$(3,181)	$(20,632)	$17,442
Basic income (loss) per common share:
Income (loss) from continuing operations	$(0.17)	$(5.32)	$(11.11)	$(70.59)	$147.68
Income from discontinued operation	—	0.11	—	—	—
Net income (loss)	$(0.17)	$(5.21)	$(11.11)	$(70.59)	$147.68
Diluted income (loss) per common share:
Income (loss) from continuing operations	$(0.17)	$(5.32)	$(11.11)	$(70.59)	$5.83
Income from discontinued operation	—	0.11	—	—	—
Net income (loss)	$(0.17)	$(5.21)	$(11.11)	$(70.59)	$5.83
Other financial data:
Capital expenditures(3)	$54,658	$35,905	$30,771	$26,466	$23,175
Cash flows provided by (used in) operating activities	45,953	15,028	26,115	16,688	(2,888)
Cash flows provided by (used in) investing activities	(132,756)	(30,971)	(79,056)	(25,008)	(23,020)
Cash flows provided by (used in) financing activities	81,887	15,570	70,770	(2,807)	31,593

	As of and for the Year Ended December 31,
Operating data:	2006	2005	2004	2003	2002
Voice access lines in service(4)	363,375	270,662	173,492	156,165	133,908
Data access lines in service(4)	234,954	144,790	76,861	50,256	24,657
Total access lines in service(4)	598,329	415,452	250,353	206,421	158,565
Markets in operation	45	19	12	12	12
Percent of new access lines installed on-net	95%	97%	92%	87%	77%
Percent of total access lines on-net	85%	86%	81%	74%	63%
Average monthly churn(5)	1.28%	1.34%	1.48%	1.60%	1.87%
Total full-time equivalent employees	1,385	1,118	924	888	918
Quota-carrying network services sales people	265	204	167	139	164
Quota-carrying BTS sales people	42	39	33	36	35
Total quota-carrying sales people	307	243	200	175	199

	As of December 31,
Balance sheet data:	2006	2005	2004	2003	2002
Cash, cash equivalents, restricted cash and available-for-sale securities	$39,467	$31,818	$33,351	$8,606	$19,733
Property and equipment, net	145,785	126,452	102,849	86,777	91,296
Total assets	330,521	231,546	237,119	153,721	169,133
Total debt, including current portion	147,736	97,519	142,231	87,822	88,625
Net debt(6)	108,269	65,701	108,880	79,216	68,892
Total stockholders’ equity (deficit)	131,450	92,253	(8,180)	(5,071)	15,542

(1)             In June 2002, we entered into a negotiated debt restructuring, which included the reduction of outstanding debt under our senior secured credit facility from $139,293 to $57,062. In the restructuring, certain lenders with outstanding principal and interest due of $65,778 chose to receive $12,229 in cash to cancel all liabilities, as a result of which we recorded a pre-tax gain of $53,549. In accordance with SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings, a portion of the reduction in the amount outstanding could not be immediately recognized as a gain, but instead would be recognized as a reduction to interest expense over the term of the new credit facility. As of December 31, 2003, $21,871 of excess carrying value had yet to be recognized as a reduction in interest expense. In March 2004, we paid off our senior secured credit facility, which resulted in a pretax gain of $18,195 for the remaining excess carrying value as of the payoff date.

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

Selected Quarterly Financial Data (Unaudited. In thousands, except per share information)

	2006
	For the Three Months Ended
	March 31	June 30	September 30	December 31	Total Year
Total revenue	$59,726	$68,250	$69,806	$76,744	$274,526
Income (loss) before income taxes	(1,583)	(599)	(608)	10	(2,780)
Net income (loss)	(1,583)	(599)	(608)	10	(2,780)
Net income (loss) per share—basic	(0.11)	(0.04)	(0.03)	0.00	(0.17)
Net income (loss) per share—diluted	(0.11)	(0.04)	(0.03)	0.00	(0.17)

	2005
	For the Three Months Ended
	March 31	June 30	September 30	December 31	Total Year
Total revenue	$54,533	$56,921	$57,912	$58,377	$227,743
Income (loss) before income taxes(1)	(4,768)	(8,754)	(12,913)	(5,207)	(31,642)
Net income (loss)(1)	(4,768)	(8,643)	(12,453)	(5,127)	(30,991)
Net income (loss) per share—basic	(18.70)	(26.32)	(1.49)	(0.35)	(5.21)
Net income (loss) per share—diluted	(18.70)	(26.32)	(1.49)	(0.35)	(5.21)

(1)             In September 2005, we redeemed $50,630 accreted value ($57,750 principal amount) of our 8 3/8% senior second secured notes due March 15, 2010 at a redemption price of 112% of the accreted value. The $6,076 accreted-value premium was recorded as interest expense. In addition, we wrote off a proportionate amount of the associated debt issuance costs and recorded $2,579 as interest expense.

                         2005 includes $4,748 in costs related to the settlement with Global Crossing in June 2005, which is described in our Form 10-K filed with the SEC on March 17, 2006.

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

Overview

We are a leading facilities-based provider of integrated voice and data services and business telephone systems in 45 markets in the western United States. As a facilities-based competitive communications services provider, we provide services to our customers primarily through our own network of telecommunications switches and related equipment and primarily leased telecommunications lines, or transport. We target the small and medium-sized business segment and currently serve over 60,000 customers, primarily within the local service territory of Qwest.

Early in our development, we expanded into new markets generally through acquisitions of companies that we augmented with our network services capabilities. We were founded in 1996 and shortly thereafter, we merged with Cady Communications, a business telephone systems company based in Minnesota, and began offering local and long distance voice services. In 1997 and 1998, we acquired three additional business telephone systems companies and launched voice services in five additional markets, including Denver, Phoenix, Portland, Salt Lake City and Seattle. In December 1999, we activated our first switch. In January 2000, we acquired an Internet service provider and began providing advanced data services. In March 2000 we began providing voice and data services over our network, which began our transition to a facilities-based competitive communications services provider. In January 2001, we acquired a business telephone systems company in Salt Lake City. In December 2004, we acquired ATI, whereby we enhanced our presence in Washington, Oregon and Nevada and entered California. During 2006, we acquired OTI, OneEighty and MTI, which enhanced our market presence in Oregon and Arizona and gave us a market presence in Montana.

In February 2007, we announced that we signed a definitive agreement to acquire UNICOM. UNICOM is headquartered in Bend, Oregon. The acquisition is expected to close in the second quarter of 2007 and will enhance our presence in Oregon.

We measure our operational performance using a variety of indicators including revenue growth, the percentage of our revenue that comes from customers that we serve on-switch, costs and expenses as a percentage of revenue and access line churn rates. We monitor key operating and customer service metrics to improve customer service, maintain the quality of our network and reduce costs.

The telecommunications industry is highly competitive. We believe we compete principally by offering superior customer service, accurate billing, a broad set of services and systems and competitive pricing. We compete with the RBOCs, other competitive communications services providers, and long distance and data service providers. While wireless and cable providers are competing with us, we do not believe they are a significant competitive threat in the markets we serve nor are they likely to be in the near future, because of the different service standards that business customers require.

Key Components of Results of Operations

Revenue.   Network services revenue consists primarily of local telephone service, long distance service, carrier access charges, and data and Internet access services. Revenue from local telephone service consists of charges for basic local dial-tone service, including dedicated T1 access, and custom-calling features such as call waiting and call forwarding. Revenue from long distance service consists of flat rated and per-minute-of-use charges for a full range of traditional switched and dedicated long distance, toll-free calling, international calling, calling card and operator services. Carrier access revenue consists primarily of usage charges that we bill long distance carriers to originate and terminate calls to and from our customers. In addition, in some of our markets we currently charge other local exchange carriers and wireless carriers usage charges to originate and terminate local and wireless calls to and from certain customers (otherwise known as reciprocal compensation). Revenue from data and Internet access services consists primarily of monthly usage fees for DSL and T1 circuits and Internet access services. We typically commit our customers to contracts ranging from one to three years and provide discounts for longer terms. Network services revenue comprised 89.1% of our total revenue for the year ended December 31, 2006, and represents a predominantly recurring revenue stream.

Monthly recurring network services revenue is recognized in the month the services are used. In the case of local service revenue, monthly recurring local services charges are billed in advance but accrued for and recognized on a prorated basis based on length of service in any given month. Non-recurring revenues associated with line installations are recognized over the average life of the customers. Long distance and carrier access usage charges are billed in arrears but accrued based on monthly average usage. Prior to 2005, we had not historically received any revenues from reciprocal compensation due to our bill-and-keep arrangement with Qwest. With the acquisitions of ATI, OneEighty and MTI, which were not under a bill-and-keep arrangement with the RBOCs, and our negotiated reciprocal compensation agreements with a few wireless carriers, we recorded approximately $0.9 million of reciprocal compensation revenue in 2006. We do not have any significant wholesale carrier revenue or wholesale Internet service provider revenue other than carrier access revenue and this reciprocal compensation.

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

•       leasing our long-haul Internet backbone network; and

•       Internet transit and peering, which is the cost of delivering Internet traffic from our customers to the public Internet.

The costs to lease local loops, digital T1 lines and high capacity digital interoffice transport facilities from the RBOCs vary by carrier and by state and in many cases are regulated under federal and state laws. In virtually all areas, we lease local loops, T1 lines and interoffice transport capacity from the RBOCs. We lease interoffice facilities from carriers other than the RBOCs where possible in order to lower costs and improve network redundancy; however, in some cases, the RBOCs are our only source for local loops and T1 lines. Historically we purchased unbundled network elements platform, or UNE-P, from Qwest and Verizon, and customized network element packages, or UNE-E, from Qwest. We also purchase, on a resale basis, Centrex services, which are services for the portion of the public telephone switch that is dedicated to a customer, from AT&T. The rates for UNE-P and Centrex were regulated and established by the various state corporation or utility commissions. We entered into agreements with Qwest and Verizon for UNE-P replacement products in 2005. As of December 31, 2006, we had approximately 85,000 access lines in service that were formerly categorized as UNE-P access lines and are now provided under commercial agreements. The Qwest UNE-E agreement was terminated with the adoption of Qwest’s commercial UNE-P replacement product, QPP, and all Qwest UNE-E lines were moved to QPP on January 1, 2005. We have incurred higher costs in 2006 to obtain access to certain elements of telecommunications platforms as a result of the TRRO. We will continue to migrate QPP lines to our switches as resources permit to help mitigate the increased costs.

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

Sales, General and Administrative.   Sales, general and administrative expenses are comprised primarily of employee compensation and benefits, commissions, occupancy costs, bad debt, operating taxes, billing expense and professional services.

Determining our allowance for doubtful accounts receivable requires significant estimates. We consider two primary factors in determining the proper level of the allowance, including historical collections experience and the aging of the accounts receivable portfolio. We perform a credit review process on each new customer that involves reviewing the customer’s current service provider bill and payment history, matching customers with the National Telecommunications Data Exchange database for delinquent customers and, in some cases, requesting credit reviews through Dun and Bradstreet. For 2006, 2005 and 2004, our bad debt expense as a percentage of revenue was 0.7%, 0.5%, and 0.5%, respectively.

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

Results of Operations

The following table sets forth financial data as a percentage of total revenue for the years ended December 31, 2006, 2005 and 2004.

	Year Ended December 31,
	2006	2005	2004
Consolidated financial data:
Revenue:
Network services	89.1%	88.6%	83.4%
BTS	10.9%	11.4%	16.6%
Total revenue	100.0%	100.0%	100.0%
Costs and expenses:
Network services expense (excluding depreciation and amortization)	35.9%	37.7%	30.0%
Business telephone systems cost of revenue	6.7%	7.1%	10.1%
Sales, general and administrative	37.8%	39.7%	43.8%
Depreciation and amortization	15.4%	17.4%	19.7%
Operating income (loss)	4.2%	(1.9)%	(3.6)%
Net income (loss)	(1.0)%	(13.6)%	0.7%
Net income (loss) applicable to common stockholders	(1.0)%	(13.6)%	(2.0)%

The following table sets forth network services expense (excluding depreciation and amortization) and business telephone systems cost of revenue as percentages of the related revenue for the periods indicated.

	Year Ended December 31,
	2006	2005	2004
Network services expense (excluding depreciation and amortization)	40.3%	42.6%	35.9%
BTS cost of revenue	61.8%	62.3%	60.7%

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenue.   Revenue for the years ended December 31, 2006 and 2005 is as follows:

	Year Ended December 31,		% Change
	2006	2005
Revenue (in millions):
Voice and data services	$186.3	$153.9	21.0%
Long distance	41.6	34.6	20.3
Access	16.8	13.3	26.7
Total network services	244.7	201.8	21.2
BTS	29.8	25.9	15.1
Total revenue	$274.5	$227.7	20.5%

Network Services.   Network services revenue was $244.7 million for the year ended December 31, 2006, an increase of 21.2% from $201.8 million for the year ended December 31, 2005. The increase in revenue is primarily due to the inclusion of OTI, which was acquired on April 1, 2006, OneEighty, which was acquired on October 1, 2006, MTI, which was acquired on November 1, 2006, and organic line growth. During the 12 months of 2006, the number of voice lines in service increased by 34.3% to 363,375 lines at December 31, 2006, and the number of data lines in service increased by 62.3% to 234,954 lines at December 31, 2006. The revenue growth associated with access line growth was partially offset by a decline in data revenue per line due to a combination of customers purchasing more bandwidth at discounted prices and general pricing pressures for data services in our markets. We increased our network sales force to 265 associates at December 31, 2006, from 204 associates at December 31, 2005. We expect to increase the network sales force by an additional 60 associates throughout 2007. We expect this increase in sales associates will favorably impact our lines in service and revenue over the next year.

BTS.   BTS revenue was $29.8 million for the year ended December 31, 2006, an increase of 15.1% from $25.9 million for the year ended December 31, 2005. The increase in BTS revenue was primarily the result of increases in new systems sales and revenue from change orders.

Network Services Expenses (Excluding Depreciation and Amortization).   Network services expenses were $98.7 million for the year ended December 31, 2006, an increase of 14.8% from $85.9 million for the year ended December 31, 2005. 2005 includes $4.7 million in costs related to the settlement with Global Crossing in June 2005, which is described in our Form 10-K filed with the SEC on March 17, 2006. 2006 includes network expenses associated with OTI, which was acquired on April 1, 2006, OneEighty, which was acquired on October 1, 2006 and MTI, which was acquired on November 1, 2006. We continue to experience improvements in network services expense relative to the growth in network services revenue due to several factors, including 1) our continued focus on selling high margin T1-based products, 2) network grooming and optimization projects to lower monthly network cost, and 3) efficiencies associated with the integration of our acquired companies. These improvements were partially offset by the inclusion of OTI and higher costs associated with TRRO. OTI’s network services expenses are a higher percentage of revenue than ours because they are not facilities based. We plan to migrate a portion of OTI’s lines to our network over the next 24 months in order to lower costs.  As a percentage of related revenue, network services expenses for 2006 decreased to 40.3% from 42.6% for 2005. This decrease was primarily due to the Global Crossing settlement impact in 2005.

BTS Cost of Revenue.   BTS cost of revenue was $18.4 million and $16.1 million for the years ended December 31, 2006 and 2005, respectively. The increase in BTS cost of revenue is due to the increase in materials expense to support the higher level of revenue. As a percentage of related revenue, BTS cost of revenue for the year ended December 31, 2006 decreased to 61.8% from 62.3% for the year ended December 31, 2005. We do not expect future improvements in BTS cost of revenue as a percentage of related revenue unless we are able to significantly increase BTS new systems sales and therefore achieve greater volume discounts or economies of scale in our workforce.

Sales, General and Administrative.   Sales, general and administrative expenses were $103.6 million for the year ended December 31, 2006, an increase of 14.7% from $90.3 million for the year ended December 31, 2005. The increase is primarily due to the inclusion of OTI, OneEighty and MTI, and an increase in costs associated with the sales force expansion. As a percentage of revenue, sales, general and administrative expenses for the year ended December 31, 2006 declined to 37.7% from 39.7% for the year ended December 31, 2005 due to the improved efficiency of our existing operations resulting from our fixed cost structure supporting a higher level of revenue. Our sales, general and administrative expenses are largely fixed as they are driven by the 1,385 associates that were employed at December 31, 2006. We expect expenses as a percentage of revenue to continue to decline due to continued efficiency improvements and synergies related to acquisitions.

Depreciation and Amortization.   Depreciation and amortization expense was $42.2 million for the year ended December 31, 2006, an increase of 6.5% from $39.7 million for the year ended December 31, 2005. This increase was primarily due to the amortization related to the $5.8 million of intangible assets purchased in the OTI acquisition and from the depreciation on the $54.7 million of capital expenditures over the past 12 months. As a percentage of revenue, depreciation and amortization decreased to 15.4% for the year ended December 31, 2006 from 17.4% for the year ended December 31, 2005.

Interest.   Interest expense was $17.5 million for the year ended December 31, 2006, a decrease of 37.7% from $28.1 million for the year ended December 31, 2005. The decrease was primarily due to 2005 including $10.2 million of interest expense related to the partial redemption of our notes in September. The decrease was also due to lower interest expense as a result of having a lower average outstanding debt balance for 2006 compared to 2005.

Net Loss.   Net loss for the year ended December 31, 2006 was $2.8 million compared to a net loss for the year ended December 31, 2005 of $31.0 million. This improvement is primarily due to the increase in revenue, lower interest expense and the improvements in costs and expenses as a percentage of revenue.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenue.   Revenue for the years ended December 31, 2005 and 2004 is as follows:

	Year Ended December 31,		% Change
	2005	2004
Revenue (in millions):
Voice and data services	$153.9	$98.4	56.6%
Long distance	34.6	21.2	63.0
Access	13.3	12.2	8.8
Total network services	201.8	131.8	53.2
BTS	25.9	26.3	(1.6)
Total revenue	$227.7	$158.1	44.1%

Network Services.   Network services revenue was $201.8 million for the year ended December 31, 2005, an increase of 53.2% from $131.8 million for the year ended December 31, 2004. The increase in revenue is primarily due to the inclusion of ATI, which was acquired on December 31, 2004, and, to a lesser extent, an increase in the average number of voice and data access lines in service. From December 31, 2004 to December 31, 2005, the number of voice lines increased by 56.0% to 270,662 lines at December 31, 2005, and the number of data lines increased by 88.4% to 144,790 lines at December 31, 2005. The growth in revenue associated with access line growth was partially offset by declines in pre-subscribed interexchange carrier charge (PICC) revenue, access revenue per minute of use and a decline in data revenue per line. The decline in PICC revenue was related to our dispute with Global Crossing, which was resolved in June 2005. As a result of that dispute, we stopped recording approximately $0.3 million per month of PICC revenue beginning in November of 2004. Access revenue per minute of use declined as a result of the scheduled FCC reduction of interstate rate levels in June 2004. Data revenue per line declined due to a combination of customers purchasing more bandwidth at discounted prices and general pricing pressures for data services in our markets.

BTS.   BTS revenue was $25.9 million for the year ended December 31, 2005, a decrease of 1.6% from $26.3 million for the year ended December 31, 2004 due to a one-time revenue adjustment of $0.5 million made in 2005.

Network Services Expenses (Excluding Depreciation and Amortization).   Network services expenses were $85.9 million for the year ended December 31, 2005, an increase of 81.4% from $47.3 million for the year ended December 31, 2004. This increase is primarily due to the inclusion of ATI, which was acquired on December 31, 2004, and recording approximately $4.7 million in costs related to the settlement with Global Crossing in June 2005. As a percentage of related revenue, network services expenses for 2005 increased to 42.6% from 35.9% for 2004. This increase was primarily due to the Global Crossing settlement impact and the inclusion of ATI.

BTS Cost of Revenue.   BTS cost of revenue was $16.1 million and $16.0 million for the years ended December 31, 2005 and 2004, respectively. As a percentage of related revenue, BTS cost of revenue for the year ended December 31, 2005 increased to 62.3% from 60.7% for the year ended December 31, 2004, primarily due to the one-time revenue adjustment discussed above.

Sales, General and Administrative.   Sales, general and administrative expenses were $90.3 million for the year ended December 31, 2005, an increase of 30.4% from $69.3 million for the year ended December 31, 2004. The increase is primarily due to the inclusion of ATI. As a percentage of revenue, sales, general and administrative expenses for the year ended December 31, 2005 declined to 39.7% from 43.8% for the year ended December 31, 2004 due to the improved efficiency of our existing operations resulting from our fixed cost structure supporting a higher level of revenue.

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

Net Income (Loss).   Net loss for the year ended December 31, 2005 was $31.0 million compared to net income for the year ended December 31, 2004 of $1.1 million. In 2004 we recorded an $18.2 million gain on extinguishment of debt, whereas in 2005 we recorded both a debt charge-off and additional depreciation and amortization expense as mentioned previously.

Liquidity and Capital Resources

Principal Sources and Uses of Liquidity.   Our principal sources of liquidity are cash from operations and our cash and cash equivalents and available-for-sale securities. Our principal liquidity requirements consist of debt service, capital expenditures and working capital.

Cash and Cash Equivalents.   Cash and cash equivalents was $21.1 million at December 31, 2006, compared to $26.1 million at December 31, 2005.

Available-for-Sale Securities.   Short-term investments are comprised of municipal and United States government debt securities with maturities of more than three months but less than one year and auction rate securities. The balance at December 31, 2006 and 2005 was $17.1 million and $4.8 million, respectively. The securities represent additional liquidity for us.

Financings.   On March 29, 2006, we completed a $48.0 million tack-on offering of our senior second secured notes at a discount resulting in a 9.92% yield. After deducting fees and expenses associated with the offering, our net proceeds were $44.3 million. Our acquisition of OTI on April 1, 2006, was financed with $20.3 million of the net proceeds from the offering. Our acquisition of OneEighty on October 1, 2006, was financed with $10.2 million of the net proceeds from the offering. Our acquisition of MTI on November 1, 2006 was partially financed with the remaining proceeds of $13.8 million.

On May 19, 2006, we completed an offering of 2,550,000 shares of our common stock, $0.01 par value per share, at $15.70 per share. After deducting fees and expenses related to the offering, we received net proceeds of $40.0 million. Our acquisition of MTI on November 1, 2006 was partially financed with $23.5 million of the proceeds from the offering. We expect that the remaining proceeds will be used to fund potential future acquisitions or for general corporate purposes.

Cash Provided by Operating Activities.   Cash provided by operating activities was $46.0 million for 2006 compared to cash provided by operating activities of $15.0 million for 2005. The increase was primarily due to revenue growth and the related improvement of our cash operating costs and expenses as a percent of revenue. The increase is also due to lower cash interest expense. During 2005, we paid $6.1 million related to the redemption of 35% of our senior second secured notes.

Cash provided by operating activities was $15.0 million for 2005 compared to cash provided by operating activities of $26.1 million for 2004. The decrease in cash provided by operating activities was due to an $11.7 million increase in cash interest payments. During 2005, we paid $6.1 million related to the redemption of 35% of our senior second secured notes and $5.6 million related to additional interest payments as a result of our $65.0 million senior second secured notes issued on November 29, 2004.

Cash Used in Investing Activities.   Cash used in investing activities was $132.8 million for 2006 compared to $31.0 million for 2005 and $79.1 million for 2004. The increase in cash used in investing activities from 2005 to 2006 was due in part to the acquisitions of OTI, OneEighty and MTI during 2006. The increase was also due to increased investments in available-for-sale securities and property and equipment, and cash paid for customer installation costs. The decrease in cash used in investing activities from 2004 to 2005 was primarily due to 2004 activity including the acquisition of ATI on December 31, 2004. Also, net cash provided in 2005 related to available-for-sale securities was $1.8 million versus a net use of cash in 2004 of $6.2 million. Cash used for investing in the maintenance and expansion of our network and back office systems and customer installation increased $6.1 million in 2005 versus 2004.

Cash Provided by Financing Activities.   Cash provided by financing activities was $81.9 million for 2006 compared to $15.6 million for 2005. In 2006, the issuance of senior second secured notes in March 2006 generated $45.6 million of proceeds and the issuance of common stock in May 2006 generated $40.4 million of proceeds.

Cash provided by financing activities was $15.6 million for 2005. The proceeds from our initial public offering of our common stock in August 2005, after deducting underwriting discounts and commissions, were $69.8 million. Proceeds were used to redeem $50.6 million accreted value ($49.2 million book value; $57.8 principal amount) of our 8 3/8% senior second secured notes due March 15, 2010; to pay a $6.1 million premium due upon redemption of the notes, which is included in interest expense; and to pay $2.7 million of fees and expenses associated with the offering. We also used cash for payments on capital lease obligations.

Cash provided by financing activities was $70.8 million for 2004. The net proceeds from the issuance of the senior second secured notes in March 2004 generated approximately $13.2 million. The net cash proceeds from the issuance of senior second secured notes in November 2004 and the Series B preferred stock issuance generated approximately $57.5 million after payment of debt issuance costs and the redemption of Series A preferred stock. We also used cash for payments on capital lease obligations.

Outstanding Indebtedness.   As of December 31, 2006, we had $147.7 million in outstanding indebtedness, consisting of $141.0 million 8 3/8% senior second secured notes due 2010, $5.3 million in capital lease obligations, and $1.4 million for a loan assumed through the acquisition of MTI. Interest payments on the notes are required on each March 15 and September 15 the notes are outstanding. We expect to be able to pay the March 15, 2007 and September 15, 2007 cash interest payments from a combination of cash generated from operations and cash on hand.

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

Capital Requirements.   We expect to spend between $54.0 and $58.0 million on capital expenditures in 2007. In addition, we expect to close on our acquisition of UNICOM in the second quarter of 2007, for which we will pay approximately $13.9 million. We intend to finance the acquisition of UNICOM with debt.

Based on our current level of operations and anticipated growth, however, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operations. Other than the additional financing planned in connection with the UNICOM acquisition, we do not currently anticipate the need to raise additional financing to fund capital expenditures or operations for at least the next 12 months.

Any future acquisitions or other significant unplanned costs or cash requirements may require that we raise additional funds through the issuance of debt or equity. We cannot assure you that such financing will be available on terms acceptable to us or our stockholders, or at all. Insufficient funds may require us to alter our business plan or take other actions that could have a material adverse effect on our business, results of operations and financial condition. If we elect to issue equity securities to raise additional funds, substantial dilution to existing stockholder may result.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

	Total	Less Than One Year	1-3 Years	3-5 Years	More Than Five Years
	(Dollars in thousands)
Notes payable	$200,437	$13,002	$31,345	$156,090	$—
Capital lease obligations	6,102	3,622	2,205	275	—
Operating lease obligations	27,254	6,067	11,255	6,868	3,064
Fiber ring payable	2,792	270	463	276	1,783
Purchase obligations	1,443	1,152	291	—	—

The contractual obligation for notes payable includes related interest payments and assumes all notes currently outstanding are outstanding prior to the date of mandatory redemption and also assumes the notes are not otherwise required to be redeemed in a greater amount.

Application of Critical Accounting Policies

Our discussion of the financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities at the date of the financial statements. Management regularly reviews its estimates and assumptions, which are based on historical factors and other factors that are believed to be relevant under the circumstances. Actual results may differ from these estimates under different assumptions, estimates or conditions.

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

Valuation of Goodwill

Goodwill is tested annually for impairment at the reporting unit level. If the undiscounted anticipated future cash flows of a reporting unit are less than the carrying amount, an impairment charge is recognized. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, management completed its annual impairment test in the fourth quarter of 2006 and 2005 and determined that goodwill had not been impaired.

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

Non-recurring revenues from the installation of network services are recognized over periods that approximate the average life of customers.

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

Network Expense

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

We believe our network expense accrual is sufficient to cover all outstanding disputes that we may lose. In addition, we accrue for expected costs that have not yet been invoiced and we believe our network expense accrual is sufficient to cover these costs as well.

Share-Based Compensation

Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R), Shared-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. Prior to the adoption of SFAS No. 123(R), we accounted for our stock-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees, and related interpretations.

We adopted SFAS No. 123(R) using the modified prospective transition method and the straight-line attribution method for recognizing compensation expense. Under the modified prospective transition method, compensation expense recognized during the year ended December 31, 2006, included:  (a) the prorated portion of compensation expense for all share-based awards granted prior to January 1, 2006, but not yet vested, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) the prorated portion of compensation expense for all share-based awards granted subsequent to adoption of SFAS No. 123(R), based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for periods prior to the adoption of SFAS No. 123(R) have not been restated to reflect the impact of the provisions of SFAS No. 123(R).

We used the Black-Scholes option-pricing model (“Black-Scholes Model”) for the purposes of determining the estimated fair value of our share-based payment awards at the date of grant. The Black-Scholes Model requires certain assumptions that involve judgment. Our share-based awards have characteristics significantly different from publicly traded options, and because changes in the input assumptions can materially affect the fair value estimate, the existing pricing models may not provide a reliable single measure of the fair value of our share-based payment awards. We will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We have determined the adoption of FIN 48 will not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. The standard provides guidance for using fair value to measure assets and liabilities. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We have not yet determined the impact, if any, that the adoption of SFAS No. 157 will have on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

We are not exposed to market risks from changes in foreign currency exchange rates or commodity prices. We do not hold any derivative financial instruments nor do we hold any securities for trading or speculative purposes.

We are exposed to changes in interest rates on our investments in cash equivalents and available-for-sale securities. Interest income for the year ended December 31, 2006 was $3.2 million, therefore not exposing us to any meaningful interest income risk had rates dropped. We had $141.0 million in senior second secured notes outstanding as of December 31, 2006. These notes are at a fixed interest rate and are therefore not exposed to any interest rate risk.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our Board of Directors and senior management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on their evaluation as of December 31, 2006, the principal executive officer and principal financial officer of the Company have concluded that the design and operation of our disclosure controls and procedures were effective to ensure information required to be disclosed in this Form 10-K was processed, recorded, summarized and reported within the time periods specified in the rules and instructions for the Form 10-K.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring

Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2006.

During the fourth quarter of 2006, we acquired OneEighty Communications, Inc. (OneEighty) and Mountain Telecommunications, Inc. (MTI) in a purchase business combination. In reliance on guidance contained in a “Frequently Asked Questions” interpretive release issued by the staff of the SEC’s Office of Chief Accountant and Division of Corporation Finance in June 2004 (and revised on October 6, 2004), we determined to exclude both OneEighty and MTI from the scope of our assessment of our internal control over financial reporting as of December 31, 2006. The total assets of OneEighty and MTI, excluding goodwill, were 1.6% and 3.7%, respectively, of our consolidated total assets as of December 31, 2006. The total revenues of OneEighty and MTI were 0.7% and 1.3%, respectively, of our total consolidated revenues for the year ended December 31, 2006.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been given an unqualified audit opinion on the Company’s 2006 financial statements by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

Changes in Internal Controls

During the fourth quarter of 2006, we acquired OneEighty and MTI in a purchase business combination. There have been no other significant changes in our internal control over financial reporting or in factors affecting internal control over financial reporting during the fiscal year ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareowners
Eschelon Telecom, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Eschelon Telecom, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Eschelon Telecom, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of OneEighty Communications, Inc. and Mountain Telecommunications, Inc, which are included in the December 31, 2006 consolidated results of Eschelon Telecom, Inc. and constitute approximately 1.6% and 3.7%, respectively, of the total assets at December 31, 2006, excluding goodwill, and 0.7% and 1.3%, respectively, of the total revenues for the year then ended. Our audit of the internal control over financial reporting of Eschelon Telecom, Inc. also did not include an evaluation of the internal control over financial reporting of OneEighty Communications, Inc. and Mountain Telecommunications, Inc.

In our opinion, management’s assessment that Eschelon Telecom, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Eschelon Telecom, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Eschelon Telecom, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2006, and our report dated March 8, 2007 expressed an unqualified opinion thereon.

Ernst & Young LLP

March 8, 2007
Minneapolis, Minnesota

Item 9B. Other Information.

None.

Part III

Item 10.             Directors, Executive Officers and Corporate Governance.

The disclosure under part I of Item 1 of this Form 10-K entitled “Executive Officers” is incorporated by reference into this Item 10.

The sections entitled “Election of Directors,” “The Board of Directors and Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2007 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed with the SEC within 120 days after December 31, 2006 are incorporated in this Form 10-K by reference.

We adopted a Code of Ethics that applies to all employees, our executive officers and directors. Our Code of Ethics is available on our website at www.eschelon.com.

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Ethics by posting such information on our website at the address specified above.

Item 11.             Executive Compensation.

The sections of the Proxy Statement entitled “The Board of Directors and Committees,” “Executive Compensation,” “Employment and Change of Control Agreements,” “Report of the Compensation Committee on Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” are incorporated by reference in this Form 10-K from our Proxy Statement, which will be filed with the SEC.

Item 12.             Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The sections of the Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Approval of the Amendment to the 2002 Plan” are incorporated by reference in this Form 10-K from our Proxy Statement, which will be filed with the SEC.

Item 13.             Certain Relationships and Related Transactions, and Director Independence.

The section of the Proxy Statement entitled “Certain Relationships and Related Transactions, and Director Independence” is incorporated by reference in this Form 10-K from our Proxy Statement, which will be filed with the SEC.

Item 14.             Principal Accounting Fees and Services.

The section of the Proxy Statement entitled “Ratification of Independent Registered Public Accounting Firm” is incorporated by reference in this Form 10-K from our Proxy Statement, which will be filed with the SEC.

PART IV

Item 15.             Exhibits, Financial Statement Schedules.

(a) Documents filed as part of the report:

(1)            Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

(2)            Schedule II—Valuation of Qualifying Accounts and Reserves

Such schedule should be read in conjunction with the consolidated financial statements. All other supplemental schedules are omitted because of the absence of conditions under which they are required.

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

4.9**	Trademark Security Agreement dated March 17, 2004 by and among Eschelon Operating Company; Eschelon Telecom, Inc.; and The Bank of New York Trust Company, N.A. (as Collateral Agent.)
4.10**	Form of Initial 8 3/8% Senior Second Secured Notes due 2010.
4.11**	Form of Guarantee of Initial 8 3/8% Senior Second Secured Notes due 2010.
4.12**	Form of Exchange 8 3/8% Senior Second Secured Notes due 2010.
4.13**	Form of Guarantee of Exchange 8 3/8% Senior Second Secured Notes due 2010.

Exhibit Number	Description
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

4.15+	Supplemental Indenture dated November 29, 2004 by and among Eschelon Operating Company, the guarantors party thereto and The Bank of New York Trust Company, N.A., as Trustee.
4.16+	Supplemental Indenture dated December 31, 2004 by and among Eschelon Operating Company, the guarantors party thereto and The Bank of New York Trust Company, N.A., as Trustee.
4.17+	Supplemental Indenture dated January 20, 2005 by and among Eschelon Operating Company, the guarantors party thereto and The Bank of New York Trust Company, N.A., as trustee.
4.18(7)	Supplemental Indenture dated March 27, 2006, between Eschelon Operating Company, the various Guarantors and Bank of New York Trust Company, N.A., as trustee.
4.19(8)	Supplemental Indenture dated March 28, 2006, between Eschelon Operating Company, the various Guarantors and Bank of New York Trust Company, N.A., as trustee.
4.20(1)	Redemption Agreement as of October 13, 2004, by and between NTFC Capital Corporation and Eschelon Telecom, Inc.
10.1(4)	Employment Agreement dated May 23, 2005 by and between Eschelon Telecom, Inc. and Richard A. Smith.
10.2*	Employment Offer Letter dated March 7, 2000 from Eschelon Telecom, Inc. to Geoffrey M. Boyd.
10.2.1*	Severance Pay Letter Agreement dated November 14, 2002 by and between Eschelon Telecom, Inc. and Geoffrey M. Boyd.
10.2.2(3)	Amendment dated April 11, 2005 to Employment Offer Letter dated March 7, 2000 from Eschelon Telecom, Inc. to Geoffrey M. Boyd.
10.2.3	Amendment dated February 19, 2007 to Employment Offer Letter dated March 7, 2000 from Eschelon Telecom, Inc. to Geoffrey M. Boyd
10.3*	Change-in-Control Severance Pay Agreement dated April 21, 1999 by and between Advanced Telecommunications, Inc. and David A. Kunde.
10.4*	Employment Offer Letter dated July 19, 1999 from Advanced Telecommunications, Inc. to Steven K. Wachter.
10.5*	Stock Restriction Agreement dated February 7, 2003 between Eschelon Telecom, Inc. and Marvin C. Moses.
10.6*^	Carrier Global Services Agreement dated July 28, 2000 by and between MCI WorldCom Communications, Inc. and Eschelon Telecom, Inc.
10.6.1*^	First Amendment dated June 20, 2001 to Carrier Global Services Agreement dated July 28, 2000 by and between MCI WorldCom Communications, Inc. and Eschelon Telecom, Inc.
10.6.2*^	Second Amendment dated April 8, 2002 to Carrier Global Services Agreement dated July 28, 2000 by and between MCI WorldCom Communications, Inc. and Eschelon Telecom, Inc.
10.6.3*^	Third Amendment dated April 1, 2003 to Carrier Global Services Agreement dated July 28, 2000 by and between MCI WorldCom Communications, Inc. and Eschelon Telecom, Inc.
10.6.4*^	WorldCom Internet Dedicated Service Agreement and Service Order Form dated June 12, 2003.
10.6.5*^	WorldCom Internet Dedicated Service Agreement and Service Order Form dated January 23, 2004.
10.6.6*^	WorldCom Internet Dedicated T3 Price-Protected Agreement dated July 26, 2001.
10.6.7*^	WorldCom Wholesale Dedicated Internet Pricing Sheet
10.7*^	Carrier Service Agreement dated August 25, 2000 between Global Crossing Bandwidth, Inc. and Eschelon Telecom, Inc.
10.7.1*^	Amendment #1 dated November 10, 2000 to Carrier Service Agreement dated August 25, 2000 between Global Crossing Bandwidth, Inc. and Eschelon Telecom, Inc.
10.7.2*^	Amendment #2 dated January 2, 2001 to Carrier Service Agreement dated August 25, 2000 between Global Crossing Bandwidth, Inc. and Eschelon Telecom, Inc.
10.7.3*^	Amendment #3 dated June 25, 2001 to Carrier Service Agreement dated August 25, 2000 between Global Crossing Bandwidth, Inc. and Eschelon Telecom, Inc.
10.7.4*^	Amendment #4 dated July 17, 2001 to Carrier Service Agreement dated August 25, 2000 between Global Crossing Bandwidth, Inc. and Eschelon Telecom, Inc.
10.7.5*	Amendment #5 dated April 25, 2002 to Carrier Service Agreement dated August 25, 2000 between Global Crossing Bandwidth, Inc. and Eschelon Telecom, Inc.
10.7.6*^	Amendment #6 dated July 12, 2002 to Carrier Service Agreement dated August 25, 2000 between Global Crossing Bandwidth, Inc. and Eschelon Telecom, Inc.
10.7.7*^	Amendment #7 dated March 26, 2004 to Carrier Service Agreement dated August 25, 2000 between Global Crossing Bandwidth, Inc. and Eschelon Telecom, Inc.
10.7.8(5)^	Amendment #8 dated September 14, 2004 to Carrier Service Agreement dated August 25, 2000 between Global Crossing Bandwidth, Inc. and Eschelon Telecom, Inc.

Exhibit Number	Description
10.7.9(2)^^	Amendment #9 dated July 1, 2005 to Carrier Service Agreement dated August 25, 2000 between Global Crossing Bandwidth, Inc. and Eschelon Telecom, Inc.
10.7.10	Amendment #10 dated August 15, 2005 to Carrier Service Agreement dated August 25, 2000 between Global Crossing Bandwidth, Inc. and Eschelon Telecom, Inc.
10.7.11	Amendment #11 dated December 2, 2005 to Carrier Service Agreement dated August 25, 2000 between Global Crossing Bandwidth, Inc. and Eschelon Telecom, Inc.
10.7.12	Amendment #12 dated February 1, 2006 to Carrier Service Agreement dated August 25, 2000 between Global Crossing Bandwidth, Inc. and Eschelon Telecom, Inc.
10.11*	Lease of Office Space by and between St. Paul Properties, Inc. and Eschelon Telecom, Inc. dated as of November 18, 2003.
10.11.1(6)	Amendment of Lease dated December 29, 2005 of Lease of Office Space by and between St. Paul Properties, Inc. and Eschelon Telecom, Inc. dated as of November 18, 2003.
10.12*	Lease Agreement by and between Timeshare Systems, Inc. and Advanced Telecommunications, Inc. dated March 3, 1999.
10.13*	Lease For Storage dated July 30, 1996 by and between T.H.S. Northstar Associates Limited Partnership and Fishnet.com, Inc.
10.13.1*	First Amendment dated March 10, 1998 of Lease for Storage dated July 30, 1996 by and between T.H.S. Northstar Associates Limited Partnership and Fishnet.com, Inc.
10.13.2*	Second Amendment dated March 27, 1998 of Lease for Storage dated July 30, 1996 by and between T.H.S. Northstar Associates Limited Partnership and Fishnet.com, Inc.
10.13.3*	Third Amendment dated April 30, 1999 of Lease for Storage dated July 30, 1996 by and between T.H.S. Northstar Associates Limited Partnership and Fishnet.com, Inc.
10.13.4*	Fourth Amendment dated October 3, 2000 of Lease for Storage dated July 30, 1996 by and between T.H.S. Northstar Associates Limited Partnership and Fishnet.com, Inc.
10.13.5*	Lease For Storage dated March 6, 2000 by and between T.H.S. Northstar Associates Limited Partnership and Fishnet.com, Inc.
10.13.6*	Lease For Storage dated July 11, 1999 by and between T.H.S. Northstar Associates Limited Partnership and Fishnet.com, Inc.
10.13.7(6)	Fifth Amendment dated January 9, 2006 of Lease For Storage dated July 30, 1996 by and between T.H.S. Northstar Associates Limited Partnership and Fishnet.com, Inc.
10.14*	Lease Agreement by and between Duke Realty Limited Partnership and Cady Communications, Inc. dated May 21, 1999.
10.14.1(6)	Amendment dated February 15, 2006 of Lease Agreement by and between Duke Realty Limited Partnership and Cady Communications, Inc. dated May 21, 1999.
10.15*	Lease Agreement between Seattle Telecom LLC and Advanced Telecommunications, Inc. dated December 20, 1999.
10.16*	Office Lease by and between Parkside Salt Lake Corporation and Advanced Telecommunications, Inc. dated December 28, 1999.
10.16.1(6)	Amendment dated April 28, 2005 to Office Lease by and between Parkside Salt Lake Corporation and Advanced Telecommunications, Inc. dated December 28, 1999.
10.16.2	Amendment dated October 5, 2006 to Office Lease by and between EOS Acquisition I, LLC and Eschelon Telecom, Inc. dated December 28, 1999.
10.17*	Lease by and between Denver Place Associates Limited Partnership and Eschelon Telecom of Colorado, Inc. dated October 24, 2000.
10.18*	Office Lease by and between SOFI-IV SIM Office Investors II, Limited Partnership and Advanced Telecommunications, Inc. dated December 19, 1999.
10.18.1*	First Amendment dated March 17, 2003 to Lease by and between SOFI-IV SIM Office Investors II, Limited Partnership and Eschelon Telecom, Inc. dated December 19, 1999.
10.18.2(6)	Second Amendment dated July 18, 2005 to Lease by and between SOFI-IV SIM Office Investors II, Limited Partnership and Eschelon Telecom, Inc. dated December 19, 1999.
10.19*	Lease by and between Alco Investment Company and Advanced Telecommunications, Inc. dated November 19, 1999.
10.20+	Stock Purchase Agreement dated October 13, 2004, by and between Eschelon Telecom, Inc. and Advanced TelCom Group, Inc.
10.20.1	Amendment to Stock Purchase Agreement dated as of December 30, 2004 (related to Exhibit 10.20)
10.21+	Asset Purchase Agreement dated October 13, 2004 by and between GE Business Productivity Solutions, Inc. and Eschelon Telecom, Inc.
10.22(5)	Lease Agreement by and between Hartmann Limited Partnership & William Ludwig Hartmann Marital Trust and Advanced TelCom, Inc. dated August 18, 2000.

Exhibit Number	Description
10.23(5)	Lease Agreement by and between Advanced TelCom, Inc. and 200 South Virginia Investments, LLC dated July 16, 1999.
10.23.1(5)	First Amendment to Lease Agreement by and between Advanced TelCom, Inc. and 200 South Virginia Investments, LLC dated January 6, 1999.
10.23.2(5)	Second Amendment to Lease Agreement by and between Advanced TelCom, Inc. and 200 South Virginia Investments, LLC dated August 1, 2001.
10.23.3(5)	Third Amendment to Lease Agreement by and between Advanced TelCom, Inc. and 200 South Virginia Investments, LLC dated April 1, 2004.
10.23.4(5)	Fourth Amendment to Lease Agreement by and between Advanced TelCom, Inc. and 200 South Virginia Investments, LLC dated September 2004.
10.24(5)	Triple-Net Lease Agreement by and between Sunwest Properties II, LLC and Eschelon Telecom, Inc. dated March 11, 2005.
10.25(5)	Standard Industrial/Commercial Single-Tenant Lease—Net by and between Courthouse Square, LLC and Advanced TelCom Group, Inc. dated January 29, 1999.
10.25.1(5)	First Amendment to Lease by and between Courthouse Square, LLC and Advanced TelCom Group, Inc. dated August 12, 1999.
10.25.2(5)	Second Amendment to Lease by and between Kayares International, LLC and Advanced TelCom Group, Inc. dated November 1, 2002.
10.26(5)	Lease by and between WVB Holdings, LLC and Advanced TelCom, Inc. dated June 10, 2004.
10.27(5)	Office Building Lease by and between Shaub Properties, Inc. and Advanced TelCom Group, Inc. dated March 7, 2000.
10.28(5)	Office Lease by and between Retro, LLC and Advanced TelCom Group, Inc. dated January 19, 1999.
10.28.1(5)	Lease Modification Agreement by and between Retro, LLC and Advanced TelCom Group, Inc. dated April 23, 1999.
10.29(2)	Form of Indemnification Agreement entered into between Eschelon Telecom, Inc. and its directors and officers.
10.30(5)	Lease Agreement-Commercial Premises by and between Avista Communications of Washington and Yesterday’s Village, Inc. dated September 30, 1999.
10.30.1(5)	Amended Lease Agreement by and between Advanced TelCom, Inc. and Yesterday’s Village, Inc. dated March 27, 2003.
10.30.2(5)	Amendment to Lease Agreement by and between Advanced TelCom, Inc. and Yesterday’s Village, Inc. dated 2004.
10.31(5)	Lease by and between U.S. National Bank of Oregon and Shared Communications Services, Inc. dated March 1, 1996.
10.31.1(5)	Lease Extension and Assignment Agreement by and between U.S. Bank, N.A., Shared Communications Services, Inc. and Advanced TelCom, Inc. dated June 6, 2001.
10.32	Lease Agreement by and between Bruce E. Lee/Table Butte Cattle Company and OneEighty Communications, Inc. dated November 20, 1998.
10.33	Industrial Lease by and between Hardy Commerce Center, LLC and Prism Arizona Operations, LLC dated September 24, 1999.
10.33.1	Amendment dated October 24, 2003 by and between Desert Vista, LLC and Mountain Telecommunications, Inc. to Industrial Lease dated September 24, 1999.
10.34	Right to Use Agreement dated December 6, 2002 by and between Mountain Telecommunications, Inc. and the Salt River Pima-Maricopa Indian Community.
10.35	Qwest Regional Commitment Program Acknowledgement for Eschelon Telecom, Inc. dated February 13, 2007.
10.36	Qwest Regional Commitment Program Acknowledgement for Mountain Telecommunications, Inc. dated March 23, 2006.
10.37	Indefeasible Right of Use Agreement and Master Service Agreement by and between AGL Networks, LLC and Mountain Telecommunications, Inc. dated January 24, 2005.
10.38	Master Terms and Conditions for License Agreements between Arizona Public Service Company and Mountain Telecommunication, Inc. dated February 4, 1999.
10.39	Master Fiber License Agreement by and between Salt River Project Agricultural Improvement and Power District and Mountain Telecommunications, Inc. dated March 15, 2006.
10.40(9)	Severance Pay Agreement dated January 3, 2006, between Eschelon Telecom, Inc. and Steven Wachter.
10.41(10)	Form of Severance Agreement.
14.1(1)	Eschelon Telecom, Inc. Code of Ethics and Business Conduct
21.1+	Subsidiaries of Eschelon Telecom, Inc.
23.1	Consent of Ernst & Young LLP
31.1	Certification by Richard A. Smith, Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Geoffrey M. Boyd, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Richard A. Smith, Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Geoffrey M. Boyd, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

          (1) Incorporated herein by reference to Eschelon Telecom, Inc. Annual Report on Form 10-K as filed with the Commission on March 31, 2005.

          (2) Incorporated herein by reference to Eschelon Telecom, Inc. Registration Statement Amendment No. 2 to Form S-1 (File No. 333-124703), as filed with the Commission on July 8, 2005.

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

          (6) Incorporated herein by reference to Eschelon Telecom, Inc. Annual Report on Form 10-K as filed with the Commission on March 17, 2007.

          (7) Incorporated herein by reference to Eschelon Telecom, Inc. Current Report on Form 8-K as filed with the Commission on March 27, 2006.

          (8) Incorporated herein by reference to Eschelon Telecom, Inc. Current Report on Form 8-K as filed with the Commission on March 22, 2006.

          (9) Incorporated herein by reference to Eschelon Telecom, Inc. Current Report on Form 8-K as filed with the Commission on January 3, 2006.

    (10) Incorporated herein by reference to Eschelon Telecom, Inc. Current Report on Form 8-K as filed with the Commission on October 2, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 2007.

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

Signature	Title	Date
/s/ RICHARD A. SMITH	President, Chief Executive Officer and Director
Richard A. Smith	(Principal Executive Officer)	March 12, 2007
/s/ GEOFFREY M. BOYD	Chief Financial Officer
Geoffrey M. Boyd	(Principal Financial and Accounting Officer)	March 12, 2007
/s/ CLIFFORD D. WILLIAMS	Chairman of the Board
Clifford D. Williams		March 12, 2007
/s/ MARVIN C. MOSES	Director
Marvin C. Moses		March 12, 2007
/s/ LOUIS L. MASSARO	Director
Louis L. Massaro		March 12, 2007
/s/ MARK E. NUNNELLY	Director
Mark E. Nunnelly		March 12, 2007
/s/ JAMES P. TENBROEK	Director
James P. TenBroek		March 12, 2007
/s/ IAN K. LORING	Director
Ian K. Loring		March 12, 2007

Eschelon Telecom, Inc.
Schedule II—Valuation and Qualifying Accounts
Years Ended December 31, 2006, 2005 and 2004
(Dollars in thousands)

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Less Deductions	Balance Acquired Through Acquisitions	Balance at End of Year
Allowance for Doubtful Accounts Receivable:
2006	$492	$3,462	$(3,368)	$317	$903
2005	817	2,338	(2,663)	—	492
2004	739	1,567	(1,894)	405	817

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Less Deductions	Balance Acquired Through Acquisitions	Balance at End of Year
Valuation Allowance for Deferred Income Tax Assets:
2006	$57,800	$—	$1,354	$—	$56,446
2005	46,139	11,661	—	—	57,800
2004	44,761	1,378	—	—	46,139

Eschelon Telecom, Inc.
Consolidated Financial Statements
Years Ended December 31, 2006, 2005 and 2004

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareowners
Eschelon Telecom, Inc.

We have audited the accompanying consolidated balance sheets of Eschelon Telecom, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eschelon Telecom, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, in 2006 the Company adopted Financial Accounting Standards Board Statement No. 123 (revised 2004), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Eschelon Telecom, Inc’s. internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2007 expressed an unqualified opinion thereon.

Ernst & Young LLP

March 8, 2007
Minneapolis, Minnesota

Eschelon Telecom, Inc.
Consolidated Balance Sheets
(Dollars in Thousands, Except per Share Amounts)

	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$21,146	$26,062
Restricted cash	1,224	996
Available-for-sale securities	17,097	4,760
Accounts receivable, net of allowance for doubtful accounts of $903 and $492, respectively	27,592	22,996
Other receivables	4,025	3,052
Inventories	3,552	2,927
Prepaid expenses	2,314	2,294
Total current assets	76,950	63,087
Property and equipment, net	145,785	126,452
Other assets	2,185	1,506
Goodwill	59,670	7,168
Intangible assets, net	45,931	33,333
Total assets	$330,521	$231,546
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$17,641	$16,400
Accrued telecommunication costs	5,730	4,227
Accrued office rent	2,521	2,035
Accrued interest expense	3,829	2,646
Other accrued expenses	7,433	5,485
Deferred revenue	10,109	7,921
Accrued compensation expenses	4,174	2,809
Capital lease obligations, current maturities	3,131	2,430
Total current liabilities	54,568	43,953
Long-term liabilities:
Other long-term liabilities	1,262	251
Capital lease obligations, less current maturities	2,201	2,964
Notes payable	141,040	92,125
Total liabilities	199,071	139,293
Stockholders’ equity:
Common stock, $0.01 par value per share; 200,000,000 shares authorized; issued and outstanding shares—17,997,869 shares and 14,634,279 shares, respectively	176	146
Additional paid-in capital	289,101	248,199
Accumulated other comprehensive income	—	56
Accumulated deficit	(157,827)	(155,047)
Deferred compensation	—	(1,101)
Total stockholders’ equity	131,450	92,253
Total liabilities and stockholders’ equity	$330,521	$231,546

See accompanying notes.

Eschelon Telecom, Inc.

Consolidated Statements of Operations

(Dollars in Thousands, Except per Share Amounts)

	Year Ended December 31,
	2006	2005	2004
Revenue:
Network services	$244,702	$201,835	$131,780
Business telephone systems	29,824	25,908	26,316
	274,526	227,743	158,096
Costs and expenses:
Network services expense (exclusive of depreciation and amortization)	98,664	85,914	47,354
Business telephone systems cost of revenue	18,427	16,139	15,979
General and administrative	65,186	56,431	41,755
Sales and marketing	38,383	33,879	27,500
Depreciation and amortization	42,247	39,653	31,105
Operating income (loss)	11,619	(4,273)	(5,597)
Other income (expense):
Interest income	3,165	691	124
Interest expense	(17,532)	(28,125)	(11,452)
Gain on extinguishment of debt	—	—	18,195
Other income (expense)	(32)	65	(155)
Income (loss) before income taxes	(2,780)	(31,642)	1,115
Income taxes	—	(4)	(4)
Net income (loss) from continuing operations	(2,780)	(31,646)	1,111
Income from discontinued operation, net of tax	—	329	—
Gain on sale of discontinued operation, net of tax	—	326	—
Net income (loss)	(2,780)	(30,991)	1,111
Less preferred stock dividends and premium paid on repurchase of preferred stock	—	—	(4,292)
Net loss applicable to common stockholders	$(2,780)	$(30,991)	$(3,181)
Basic and diluted income (loss) per share:
Continuing operations	$(0.17)	$(5.32)	$(11.11)
Discontinued operation	—	0.11	—
Net loss	$(0.17)	$(5.21)	$(11.11)
Weighted average shares outstanding:
Basic and diluted	16,467,972	5,949,310	287,393

See accompanying notes.

Eschelon Telecom, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(Dollars in Thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Deferred
	Shares	Amount	Capital	Income	Deficit	Compensation	Total
Balance at December 31, 2003	328,933	3	120,147	—	(125,167)	(54)	(5,071)
Accumulated dividends in connection with preferred stock	—	—	(3,435)	—	—	—	(3,435)
Series A convertible preferred stock repurchase	—	—	(857)	—	—	—	(857)
Issuance of restricted common stock	10,358	—	14	—	—	—	14
Stock options exercised	11,843	1	7	—	—	—	8
Unrealized gain on available-for-sale securities	—	—	—	30	—	—	30
Amortization of deferred compensation	—	—	—	—	—	20	20
Net income for the year	—	—	—	—	1,111	—	1,111
Balance at December 31, 2004	351,134	4	115,876	30	(124,056)	(34)	(8,180)
Accumulated dividends in connection with preferred stock	—	—	(2,648)	—	—	—	(2,648)
Issuance of restricted common stock	9,350	—	27	—	—	—	27
Stock options exercised	78,457	1	59	—	—	—	60
Restricted stock forfeited	(494)	—	—	—	—	—	—
Deferred compensation related to stock options granted	—	—	2,003	—	—	(2,003)	—
Amortization of deferred compensation	—	—	—	—	—	936	936
Change in unrealized gain on available-for-sale securities	—	—	—	26	—	—	26
Convert preferred stock to common stock	8,838,689	88	65,869	—	—	—	65,957
Sale of common stock, net of fees	5,357,143	53	67,013	—	—	—	67,066
Net loss for the year	—	—	—	—	(30,991)	—	(30,991)
Balance at December 31, 2005	14,634,279	146	248,199	56	(155,047)	(1,101)	92,253
Sale of common stock, net of fees	2,550,000	26	39,929	—	—	—	39,955
Stock options exercised	423,591	4	394	—	—	—	398
Issuance of restricted common stock	390,000	—	—	—	—	—	—
Forfeiture of common stock	(1)	—	—	—	—	—	—
Deferred compensation related to stock options granted	—	—	(1,101)	—	—	1,101	—
Share-based compensation	—	—	1,680	—	—	—	1,680
Change in unrealized gain on available-for-sale securities	—	—	—	(56)	—	—	(56)
Net loss for the year	—	—	—	—	(2,780)	—	(2,780)
Balance at December 31, 2006	17,997,869	$176	$289,101	$—	$(157,827)	$—	$131,450

See accompanying notes.

Eschelon Telecom, Inc.
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2006	2005	2004
Operating activities
Net income (loss)	$(2,780)	$(30,991)	$1,111
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	42,247	39,653	31,105
Provision for bad debt expense	1,887	1,090	721
Non-cash interest expense, net of non-cash interest income	4,384	7,288	2,339
Non-cash compensation expense on restricted and unrestricted common stock	682	39	34
Non-cash compensation expense on stock options	998	924	—
Loss on write-off and sales of assets	66	260	162
Gain on extinguishment of debt	—	—	(18,195)
Gain on sales of available-for-sale securities	(77)	(326)	(7)
Gain on sale of discontinued operation	—	(326)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,476)	(5,145)	658
Other receivables	(634)	(76)	(546)
Inventories	(492)	(54)	296
Prepaid expenses and other assets	259	495	(209)
Discontinued assets held for sale, net of liabilities	—	222	—
Accounts payable and accrued expenses	(374)	2,133	8,984
Deferred revenue	381	621	878
Accrued compensation expenses	882	(779)	(1,216)
Net cash provided by operating activities	45,953	15,028	26,115
Investing activities
Purchase of subsidiaries, net of cash acquired	(67,208)	(48)	(45,495)
Purchase of assets held for sale, net of liabilities	—	(216)	—
Purchases of available-for-sale securities	(95,765)	(30,526)	(8,198)
Purchases of property and equipment	(34,277)	(19,227)	(15,414)
Cash paid for customer installation costs	(18,914)	(13,551)	(11,293)
Proceeds from sales of available-for-sale securities	83,462	32,312	2,041
Proceeds from sales of assets	174	239	25
Increase in restricted cash	(228)	(274)	(722)
Proceeds from sale of discontinued operation, net of fees	—	320	—
Net cash used in investing activities	(132,756)	(30,971)	(79,056)
Financing activities
Proceeds from issuance of notes payable	45,600	—	136,163
Payments made on notes and capital lease obligations	(2,730)	(51,362)	(66,948)
Proceeds from issuance of preferred stock	—	154	15,000
Payment on repurchase of preferred stock	—	—	(5,085)
Proceeds from issuance of common stock, net of fees	40,353	67,126	8
Increase in debt issuance costs	(1,336)	(348)	(8,368)
Net cash provided by financing activities	81,887	15,570	70,770
Net increase (decrease) in cash and cash equivalents	(4,916)	(373)	17,829
Cash and cash equivalents at beginning of year	26,062	26,435	8,606
Cash and cash equivalents at end of year	$21,146	$26,062	$26,435
Supplemental cash flow information
Cash paid for interest	$13,113	$20,837	$9,114
Supplemental noncash activities
Equipment purchases under capital leases	$1,467	$3,127	$4,064
Value of common stock issued to management and certain members of the board of directors	$6,045	$27	$14

See accompanying notes.

Eschelon Telecom, Inc.
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except per Share and per Unit Amounts)

Note 1:   Summary of Significant Accounting Policies

Organization:   Eschelon Telecom, Inc. (the Company) is a competitive communications provider that targets the small and medium-sized business segment and is headquartered in Minneapolis, Minnesota. The Company was incorporated in Delaware in 1996 under the name Advanced Telecommunications, Inc. The Company is a facilities-based competitive communication services provider of voice and data services and business telephone systems in 45 markets in the western United States. The Company offers voice and data services, which are referred to as network services. The Company also sells, installs and maintains business telephone and data systems and equipment referred to as business telephone systems.

The Company offers the following products and services:

Voice Services	Data Services	Business Telephone Systems
Local Analog and Digital Services	Dial-Up, Dedicated and Broadband Internet Access	Customer Premise Telephone Equipment and Accessories
Vertical Features	Point to Point Services	Data Communications Equipment
Long Distance	SPAM Filtering	Voice Mail Systems
Other Enhanced Services	E-Mail	IP Phone Systems
	Web-Hosting	After Market Maintenance and Upgrade Contracts

Principles of Consolidation:   The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Reclassifications:   Certain prior year items have been reclassified to conform to current year presentation.

Use of Estimates:   The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reverse Stock Split:   The Company completed a 0.0738-for-one reverse stock split affecting all outstanding shares of common stock on August 2, 2005. All share and per share data have been adjusted to reflect the stock split.

Net Income (Loss) Per Share:   Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued. Potentially dilutive shares of common stock include unexercised stock options and unvested restricted stock grants. The Company does not have any potentially dilutive shares because net losses were reported in all periods presented.

Cash and Cash Equivalents:   Cash equivalents represent short-term investments in money market instruments with original maturities of three months or less. Cash equivalents are carried at cost which approximates market value. On December 31, 2006 and 2005, the Company had investments in securities of $16,978 and $21,728, respectively, which are included in cash and cash equivalents.

Restricted Cash:   Restricted cash consists primarily of letters of credit to collateralize performance bonds, litigation settlements and a revolving line of credit. The Company expects restricted cash to become available upon the satisfaction of the obligation pursuant to which the letters of credit or guarantees were issued.

Available-for-Sale Securities:   Short-term investments are comprised of municipal and United States government debt securities with maturities of more than three months but less than one year and auction rate securities. In

Eschelon Telecom, Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except per Share and per Unit Amounts)

Note 1:   Summary of Significant Accounting Policies (Continued)

accordance with Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, and based on the Company’s intentions regarding these instruments, all investments in debt securities and auction rate securities are classified as available-for-sale and accounted for at fair value. Fair value is determined by quoted market prices, with unrealized gains and losses reported as a separate component of stockholders’ equity. The Company uses the specific identification of securities sold method to recognize realized gains and losses in earnings.

Accounts Receivable and Allowance for Doubtful Accounts:   Accounts receivable are initially recorded at fair value upon the sale of products or services to customers. Significant estimates are required in determining the allowance for doubtful accounts receivable. The Company considers two primary factors in determining the proper level of allowance, including historical collections experience and the aging of the accounts receivable portfolio. The allowance for doubtful accounts is based on the best facts available to the Company and is reevaluated and adjusted as additional information is received.

Property and Equipment:   Property and equipment, including leasehold improvements, are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows:

Vehicles	5 years
Office furniture and equipment	5-7 years
Computer equipment	5 years
Computer software	3 years
Switching and data equipment	5-15 years
Switching and data software	3-5 years

Leasehold improvements are amortized over the shorter of 5 years or the related lease term. All internal costs directly related to the construction of the switches and operating and support systems, including compensation of certain employees, are capitalized.

Impairment of Long-Lived Assets:   The Company reviews all long-lived assets for impairment in accordance with SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets. Under SFAS No. 144, impairment losses are recorded on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. The Company completed its annual impairment test during the fourth quarter of 2006 and 2005 and determined long-lived assets were not impaired.

Goodwill and Other Intangible Assets:   The Company tests goodwill annually for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 144 if the implied fair value of a reporting unit is less than the carrying amount, an impairment charge is recognized. The Company completed its annual impairment test in the fourth quarter of 2006 and 2005 and determined that goodwill had not been impaired.

Deferred Revenue:   Deferred revenue consists of voice and data services that are billed in advance and recorded as a liability for services provided in the future, maintenance contracts related to servicing business telephone systems and estimated warranty costs associated with business telephone systems. Deferred revenue related to voice and data services is recognized over the average customer life. Deferred revenue related to maintenance contracts is recognized over the life of the contract. Deferred revenue related to estimated warranty costs is recognized over the warranty period, which typically ranges from one to two years.

Eschelon Telecom, Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except per Share and per Unit Amounts)

Note 1:   Summary of Significant Accounting Policies (Continued)

Accumulated Other Comprehensive Income:   Accumulated other comprehensive income represents unrealized gains on available-for-sale securities, net of tax. Accumulated other comprehensive income is presented in the consolidated statements of stockholders’ equity (deficit).

Revenue Recognition:   Revenues from network services are recognized in the period in which subscribers use the related services. Revenues from equipment sales and related installation charges are recognized upon delivery, completion of the installation of the related equipment, and acceptance by the customer, at which point legal title passes to the customer. Revenues for carrier interconnection and access are recognized in the period in which the service is provided.

Network Expense:   The Company carefully reviews all vendor invoices and frequently disputes inaccurate or inappropriate charges. In cases where the Company disputes certain charges, only undisputed amounts on vendor invoices are paid in order to pay the proper amounts owed. The Company records costs net of disputed amounts based on the expected outcome of disputes that are initiated. The Company uses significant estimates to determine the level of success in dispute resolution and considers past historical experience, basis of dispute, financial status of the vendor and current relationship with the vendor and aging of prior disputes in quantifying estimates.

Advertising Costs:   Advertising costs are expensed as incurred. For the years ended December 31, 2006, 2005 and 2004, the Company had advertising expense of $589, $589 and $464, respectively.

Share-Based Compensation:   The Company accounts for its share-based compensation in accordance with SFAS No. 123(R), Share-Based Payment. Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. Prior to the adoption of SFAS No. 123(R), the Company accounted for its stock-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees, and related interpretations. The Company used the Black-Scholes option-pricing model (“Black-Scholes Model”) for the purposes of determining the estimated fair value of its share-based payment awards at the date of grant. The Black-Scholes Model requires certain assumptions that involve judgment. The Company’s share-based awards have characteristics significantly different from publicly traded options, and because changes in the input assumptions can materially affect the fair value estimate, the existing pricing models may not provide a reliable single measure of the fair value of its share-based payment awards. The Company will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation.

Income Taxes:   The Company accounts for income taxes under the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred tax liabilities are recognized for temporary differences that will result in taxable amounts in future years. Deferred tax assets are recognized for deductible temporary differences and tax operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and the Company records a valuation allowance to reduce its deferred tax assets to the amounts it believes to be realizable. The Company has concluded that a full valuation allowance against its deferred tax assets was appropriate.

Recent Accounting Pronouncements:   In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and

Eschelon Telecom, Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except per Share and per Unit Amounts)

Note 1:   Summary of Significant Accounting Policies (Continued)

measurement of a tax position taken or expected to be taken in a tax return. The Company has determined the adoption of FIN 48 will not have a material impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. The standard provides guidance for using fair value to measure assets and liabilities. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company has not yet determined the impact, if any, that the adoption of SFAS No. 157 will have on its consolidated financial statements.

Note 2:   Investments

Available-for-sale securities consist of the following:

	December 31, 2006			December 31, 2005
	Amortized	Unrealized	Amortized	Unrealized
	Cost	Holding	Fair	Cost	Holding	Fair
	Basis	Losses	Value	Basis	Gains	Value
U.S. government agencies	$—	$—	$—	$1,961	$26	$1,987
Corporate obligations	1,497	—	1,497	2,743	30	2,773
Auction rate securities	15,600	—	15,600	—	—	—
Total	$17,097	$—	$17,097	$4,704	$56	$4,760

As of December 31, 2006, the available-for-sale securities classified as corporate obligations have remaining maturities of six months.

Note 3:   Property and equipment

Property and equipment consists of the following:

	December 31,
	2006	2005
Vehicles	$2,312	$1,375
Office furniture and equipment	26,559	18,229
Computer equipment and software	49,620	41,897
Leasehold improvements	27,272	23,765
Switching and data equipment and software	172,899	134,661
	278,662	219,927
Less accumulated depreciation	(132,877)	(93,475)
	$145,785	$126,452

Depreciation expense was $27,596, $25,565 and $18,684 for the years ended December 31, 2006, 2005 and 2004, respectively.

Eschelon Telecom, Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except per Share and per Unit Amounts)

Note 4:   Goodwill and Other Intangible Assets

Goodwill:   Goodwill represents the excess cost over the fair value of the net assets acquired. In 2006, the Company recorded $52,502 of goodwill in connection with the acquisitions of Oregon Telecom, Inc. (OTI), OneEighty Communications, Inc. (OneEighty) and Mountain Telecommunications, Inc. (MTI). Goodwill related to the OneEighty and MTI acquisitions is not deductible for tax purposes.

In 2005, the Company completed the purchase price allocation for the acquisition of Advanced TelCom, Inc. (ATI), resulting in a $31,608 reduction in goodwill, primarily consisting of increases in fixed assets and intangible assets.

The changes in the carrying value of goodwill are as follows:

Balance as of December 31, 2004	$38,776
Purchase accounting adjustments	(31,608)
Balance as of December 31, 2005	7,168
Goodwill related to the acquisition of OTI	14,635
Goodwill related to the acquisition of OneEighty	5,643
Goodwill related to the acquisition of MTI	32,224
Balance as of December 31, 2006	$59,670

Other Intangible Assets:   In November 2006, the Company recorded intangible assets of $2,122 in connection with the acquisition of MTI, consisting of several right to use agreements.

In August 2006, the Company entered into an agreement to purchase a selected customer base from Tel West Communications, LLC (TelWest) in exchange for $500 per access line, not to exceed $5,300. As of December 31, 2006, the Company paid Tel West $4,070 and recorded $3,483 of customer installation costs. The customer installation costs are recognized as the Company converts the TelWest customers to its network.

In June 2006, the Company recorded intangible assets of $5,800 in connection with the acquisition of OTI, consisting of customer relationships and non-compete agreements.

In December 2005, the Company recorded intangible assets of $3,913 in connection with the acquisition of ATI, consisting of customer relationships and developed technology.

In September 2005, the Company redeemed 35% of its outstanding 8 3/8% senior second secured notes due March 15, 2010. In connection with the redemption, the Company wrote off a proportionate amount of the associated debt issuance costs resulting in a net decrease to intangible assets and a corresponding increase to interest expense of $2,579.

Intangible assets consist of the following:

		December 31, 2006			December 31, 2005
	Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer installation costs	3-5	$96,565	$64,364	$32,201	$77,650	$52,034	$25,616
Debt issuance costs	4-6	7,001	2,159	4,842	5,666	1,077	4,589
Customer relationships	4	8,520	2,792	5,728	3,820	955	2,865
Right to use agreements	10-20	2,122	29	2,093	—	—	—
Non-compete agreements	3-5	1,400	365	1,035	300	100	200
Developed technology	3	94	62	32	94	31	63
Total		$115,702	$69,771	$45,931	$87,530	$54,197	$33,333

Eschelon Telecom, Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except per Share and per Unit Amounts)

Note 4:   Goodwill and Other Intangible Assets (Continued)

Total amortization expense was $15,733, $15,153 and $13,076 for the years ended December 31, 2006, 2005 and 2004, respectively. Estimated amortization expense for each of the five succeeding fiscal years based on current intangible assets is expected to be as follows:

2007	$16,426
2008	13,692
2009	9,483
2010	4,401
2011	691
Thereafter	1,238
Total	$45,931

Note 5:   Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are as follows:

Balance, December 31, 2004	$30
Net unrealized gain on available-for-sale securities	26
Balance, December 31, 2005	56
Net unrealized loss on available-for-sale securities	(56)
Balance, December 31, 2006	$—

Note 6:   Acquisitions

Mountain Telecommunications, Inc (MTI):   On November 1, 2006, the Company completed the acquisition of MTI, a competitive services provider based in Tempe, Arizona. MTI provides services in Phoenix, Tucson and markets throughout the state of Arizona expanding the Company’s market presence in Arizona. The Company expects to benefit from operating synergies by consolidating MTI’s operation into its existing business. The results of MTI subsequent to November 1, 2006 are included in the results of operations.

In the MTI transaction, the Company acquired all of the outstanding shares of MTI in exchange for $37,256 (net of cash acquired) and certain assumed liabilities. As of December 31, 2006 the purchase price has been allocated on a preliminary basis, resulting in $32,224 of goodwill. None of this goodwill is deductible for tax purposes. The Company accrued $340 of acquisition related expenses, which include severance benefits, relocation and contract termination fees. As of December 31, 2006 no acquisition related expenses have been paid.

OneEighty Communication, Inc (OneEighty):   On October 1, 2006, the Company completed the acquisition of OneEighty, a competitive services provider based in Billings, Montana. The acquisition of OneEighty expands the Company’s market presence into Montana. The Company expects that through market growth, leveraging its size, and existing investments in infrastructure OneEighty can benefit from operating synergies. The results of OneEighty subsequent to October 1, 2006 are included in the results of operations.

In the OneEighty transaction, the Company acquired all of the outstanding shares of OneEighty in exchange for $9,959 (net of cash acquired) and certain assumed liabilities. As of December 31, 2006 the purchase price has been allocated on a preliminary basis, resulting in $5,643 of goodwill. None of this goodwill is deductible for tax purposes. The Company accrued $21 of acquisition related expenses, which relate to severance benefits. As of December 31, 2006 no acquisition related expenses have been paid.

Eschelon Telecom, Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except per Share and per Unit Amounts)

Note 6:   Acquisitions (Continued)

Oregon Telecom, Inc (OTI):   On April 1, 2006, the Company completed the acquisition of OTI, a privately-held competitive services provider based in Salem, Oregon. The acquisition expands the Company’s market presence in the Pacific Northwest. The Company expects to benefit from operating synergies by consolidating OTI’s operation into its existing business. The results of OTI subsequent to April 1, 2006 are included in the results of operations.

In the OTI transaction, the Company acquired all of the outstanding shares of OTI in exchange for $19,993 (net of cash acquired) and certain assumed liabilities. The Company acquired $5,800 of intangible assets, consisting of customer relationships and non-compete agreements and recorded $14,635 of goodwill as a result of the acquisition. The Company accrued $867 of acquisition related expenses, which include severance benefits, relocation and contract termination fees. As of December 31, 2006 $73 of acquisition related expenses have been paid.

Advanced TelCom, Inc. (ATI):   On December 31, 2004, the Company completed the acquisition of ATI increasing the Company’s market share among competitive service providers in the Pacific Northwest. The Company expects to benefit from operating synergies by consolidating ATI’s operation into its existing business. The results of ATI subsequent to December 31, 2004 are included in the results of operations.

In the ATI transaction, the Company acquired all of the outstanding shares of ATI in exchange for $45,543 (net of cash acquired) and certain assumed liabilities. During the fourth quarter of 2005, the Company finalized the purchase price allocation increasing the fair value assigned to fixed assets and other intangible assets by $27,340 and $3,913 respectively with a corresponding $31,253 reduction to goodwill. On December 31, 2004, the Company accrued $2,531 in acquisition related expenses, which included severance benefits, relocation costs and contract termination fees. During the fourth quarter of 2005 the Company finalized its liabilities incurred in connection with the acquisition and recorded an adjustment to decrease the recorded liabilities by $403, which was recorded as a reduction to goodwill. As of December 31, 2006 and 2005, $2,128 and $1,753, respectively, of the acquisition related expenses have been paid.

The following table summarizes the allocation of the purchase price to the fair value of the assets acquired and liabilities assumed at the date of each acquisition described above, including any adjustments to the purchase price allocation through December 31, 2006:

	MTI	OneEighty	OTI	ATI
	November 1, 2006	October 1, 2006	April 1, 2006	December 31, 2004
Current Assets	$2,728	$761	$3,297	$8,279
Property and equipment	6,947	4,152	529	42,729
Other assets	21	348	57	29
Goodwill	32,224	5,643	14,635	—
Intangible assets	2,122	—	5,800	3,913
Total assets acquired	44,042	10,904	24,318	54,950
Current liabilities	4,709	739	4,013	8,869
Long-term liabilities	2,019	—	—	217
Total liabilities assumed	6,728	739	4,013	9,086
Net assets acquired	37,314	10,165	20,305	45,864
Less cash acquired	58	206	312	321
Net cash paid	$37,256	$9,959	$19,993	$45,543

The OneEighty and MTI purchase price allocation has been allocated on a preliminary basis as of December 31, 2006. The Company is still determining the valuation of separately identifiable intangible assets.

Eschelon Telecom, Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except per Share and per Unit Amounts)

Note 6:   Acquisitions (Continued)

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

The unaudited pro forma consolidated results of continuing operations, as though the acquisitions of ATI, OTI, OneEighty and MTI had taken place on January 1, 2004, are as follows:

	Year Ended December 31,
	2006	2005	2004
Revenue	$303,191	$276,334	$261,040
Income (loss) from continuing operations	$(5,552)	$(28,341)	$1,858
Net income (loss)	$(5,552)	$(27,686)	$1,858
Net loss per share—basic and diluted	$(0.34)	$(4.65)	$(8.47)

Note 7:   Discontinued Operation

General Electric Business Productivity Solutions:   On October 1, 2005, the Company sold its discontinued operation for $320, net of sales costs incurred. The sale resulted in a gain of $326 and is presented in the consolidated statement of operations.

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

Note 8:   Operating and Capital Leases

Operating Leases:   The Company leases office space under operating leases. The leases generally require a base rent plus amounts covering operating expenses and property taxes. Rent expense for the years ended December 31, 2006, 2005 and 2004 was $8,267, $7,468 and $5,087, respectively.

Eschelon Telecom, Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except per Share and per Unit Amounts)

Note 8:   Operating and Capital Leases (Continued)

Future minimum lease payments under operating leases with a term in excess of one year as of December 31, 2006 are as follows:

2007	$6,067
2008	6,031
2009	5,224
2010	3,659
2011	3,209
Thereafter	3,064
Total	$27,254

Capital Leases:   The Company also leases certain vehicles, furniture and equipment under capital leases. The cost of vehicles, furniture and equipment in the accompanying balance sheets includes the following amounts under capital leases:

	December 31,
	2006	2005
Cost	$7,570	$9,207
Less accumulated depreciation	(1,891)	(2,507)
	$5,679	$6,700

Future minimum lease payments required under capital leases together with the present value of the net future minimum lease payments at December 31, 2006 are as follows:

2007	$3,622
2008	1,570
2009	635
2010	192
2011	83
Total minimum lease payments	6,102
Less amount representing interest	(770)
Present value of minimum payments	5,332
Less current portion	(3,131)
Capital lease obligations, net of current portion	$2,201

Note 9:   Notes Payable and Other Long-Term Liabilities

Notes Payable:   In March 2006, the Company completed an offering of $48,000 of 8 3/8% notes due March 15, 2010 at a discount resulting in a 9.92% yield. The notes were entered into under a supplemental indenture to the original indenture dated March 17, 2004, and have the same terms and conditions of the original indenture. The Company received net proceeds of approximately $44,264 after deducting fees and expenses associated with the offering. The Company’s acquisition of Oregon Telecom, Inc. on April 1, 2006, was financed with $20,305 of the proceeds from the offering. The remaining proceeds were used for general corporate purposes, to fund the acquisition of OneEighty and partially fund the acquisition of MTI.

In September 2005, the Company redeemed 35% of its notes due March 15, 2010 at a redemption price of 112% of the $50,630 accreted value ($57,750 principal amount). The $6,076 accreted-value premium was recorded

Eschelon Telecom, Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except per Share and per Unit Amounts)

Note 9:   Notes Payable and Other Long-Term Liabilities (Continued)

as interest expense. Proceeds from the Company’s initial public offering of common stock (see Note 11, Capital Stock) were used to redeem the notes.

In November 2004, the Company completed an offering of $65,000 of 8 3/8% notes due March 15, 2010 at a discount resulting in a 14% yield. The notes were entered into under a supplemental indenture to the original indenture dated March 17, 2004, and have the same terms and conditions of the original indenture. The Company received net proceeds of approximately $47,269 after deducting fees and expenses associated with the offering. The proceeds from the offering were used to finance the acquisition of ATI.

In March 2004, the Company completed an offering of $100,000 of 8 3/8% senior second secured notes (“notes”) due March 15, 2010 at a discount resulting in a 12% yield. The Company received net proceeds of approximately $80,178 after deducting fees and expenses associated with the offering. The proceeds from the offering were used to retire a Credit Agreement with a principal balance of $65,421 and provide additional liquidity to the Company. The repayment of the Credit Agreement resulted in the Company recording $18,195 as a gain on extinguishment of debt, which represented $20,873 of excess carrying value less the write-off of $2,678 of debt issuance costs associated with the Credit Agreement.

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

The carrying value of the notes is comprised of the following as of December 31:

	2006	2005
Principal amount due	$155,250	$107,250
Discount on notes payable	(14,210)	(15,125)
	$141,040	$92,125

Eschelon Telecom, Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except per Share and per Unit Amounts)

Note 9:   Notes Payable and Other Long-Term Liabilities (Continued)

The accreted value of notes payable as of December 31 of the following years is:

2007	144,896
2008	149,254
2009	154,180
March 15, 2010	155,250

The carrying amount, net of discount, of the Company’s debt instruments in the consolidated balance sheets at December 31, 2006 and 2005 approximates fair value.

Fiber Ring Payable:   As a result of the MTI acquisition, the Company acquired the use of two fiber rings through a right to use agreement. In 2006, two additional service orders were added to the agreement. The combined agreement requires monthly payments of $23 thru May 2009 and $12 per month for the remaining 186 months. The payable can be prepaid at any time. The balance is amortized based on a 10.95% interest rate. The following is a schedule by years of future minimum payments required under this agreement as of December 31, 2006:

2007	$270
2008	270
2009	193
2010	138
2011	138
Thereafter	1,783
Total minimum lease payments	2,792
Less amount representing interest	(1,428)
Present value of minimum payments	1,364
Less current portion	(127)
Capital lease obligations, net of current portion	$1,237

Note 10:   Benefit Contribution Plan

The Company has a defined contribution salary deferral plan covering substantially all employees under Section 401(k) of the Internal Revenue Code. The Company contributes an amount equal to 45 cents for each dollar contributed by each employee up to a maximum of 6% of each employee’s compensation. The Company recognized expense for contributions to the plan of $1,014, $962 and $764 in 2006, 2005 and 2004, respectively.

Note 11:   Capital Stock

Common Stock:   In May 2006, the Company completed an offering of 2,550,000 shares of the Company’s common stock at $15.70 per share. After deducting fees and expenses related to the offering, the Company received net proceeds of approximately $39,955, which was used for general corporate purposes and to partially fund the acquisition of MTI.

In August 2005, the Company consummated an initial public offering of 5,357,143 of the Company’s common stock at $14.00 per share. Net proceeds from the offering, after deducting underwriting discounts and commissions, were $69,750. Proceeds were used to redeem $50,630 accreted value ($57,750 principal amount) of the Company’s 8 3/8% senior second secured notes due March 15, 2010; to pay a $6,076 premium due upon redemption of the notes; and to pay $2,684 of fees and expenses associated with the offering.

Eschelon Telecom, Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except per Share and per Unit Amounts)

Note 11:   Capital Stock (Continued)

Restricted and Unrestricted Common Stock:   In June 2006, the Company granted 390,000 shares of restricted common stock to members of management and is recording compensation expense on a straight-line basis from the date of grant. In March 2005, the Company granted 9,350 shares of unrestricted common stock to certain directors and recorded compensation expense of $27. In February 2003, the Company granted 183,399 shares of restricted common stock to certain directors and members of management. The Company records compensation expense on its restricted common stock as the restrictions are removed from the stock.

Preferred Stock:   In December 2004, in connection with the ATI acquisition, the Company redeemed 6,780,541 shares of its Series A Convertible Preferred Stock held by a lender for $5,085. The Company issued 20,000,000 shares of its newly authorized Series B Convertible Preferred Stock in December 2004, resulting in proceeds of $15,000. Under the terms of the Series A and Series B Convertible Preferred Stock (collectively, Preferred Stock), the holders are entitled to receive, when and if declared by the Board of Directors, cumulative dividends on each share of Preferred Stock at the rate of 8% per year which shall accrue daily and, to the extent not paid, shall accumulate quarterly in arrears. At December 31, 2004, dividends in arrears were $8,777. As a result of the Company’s initial public offering of common stock in August 2005, all of the Company’s then-outstanding shares of convertible preferred stock and accumulated dividends were automatically converted to common stock.

After the conversion, the Company has 125,000,000 of undesignated preferred shares authorized and no shares of preferred stock outstanding.

Note 12:   Share-Based Compensation

Stock Options:   A total of 2,632,414 shares of the Company’s common stock have been authorized for issuance under the Eschelon Telecom, Inc. Stock Option Plan of 2002 (the “2002 Plan”). The 2002 Plan provides for grants of incentive stock options, non-statutory stock options, stock appreciation rights, restricted or unrestricted stock awards, phantom stock, performance awards and other stock-based awards to our employees, former employees, officers, directors and consultants. The 2002 Plan is administered by the Compensation Committee of the Board of Directors, which has sole discretion and authority, consistent with the provisions of the 2002 Plan, to determine which eligible participants will receive awards, when awards will be granted, the terms of awards, and the number of shares that will be subject to awards. The purpose of the 2002 Plan is to enable the Company to attract, retain and reward the best-available employees, to provide participants with incentives to improve stockholder value and to contribute to the growth and financial success of the Company through their future services with the Company. All of the Company’s employees, former employees, officers and directors are eligible to participate in the 2002 Plan.

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

The Company adopted SFAS No. 123(R) using the modified prospective transition method and the straight-line attribution method for recognizing compensation expense. Under the modified prospective transition method, compensation expense recognized during the year ended December 31, 2006, included:  (a) the prorated portion of compensation expense for all share-based awards granted prior to January 1, 2006, but not yet vested, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) the prorated portion of compensation expense for all share-based awards granted subsequent to adoption of SFAS No. 123(R), based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). In accordance

Eschelon Telecom, Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except per Share and per Unit Amounts)

Note 12:   Share-Based Compensation (Continued)

with the modified prospective transition method, the Company’s consolidated financial statements for periods prior to the adoption of SFAS No. 123(R) have not been restated to reflect the impact of the provisions of SFAS No. 123(R).

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using assumptions required by SFAS No. 123(R). Due to insufficient history related to options, the Company uses the short-cut method accepted by the SEC to determine the expected life of options. The Company expects to continue using the short-cut method for options granted through December 31, 2007, after which the use of the short-cut method is not permitted by the SEC. Volatility is estimated based on an exchange-traded telecommunications fund using historical data that corresponds to the expected term of the options granted. The risk-free interest rate is based on the Federal Reserve rate for U.S. government securities with a term that corresponds to the expected term of the options granted.  The Company uses historical data and other factors to estimate the expected forfeiture rate.

The following table summarizes the assumptions used to estimate the fair value of options granted using the Black-Scholes Model:

	December 31,
	2006	2005	2004
Expected dividend yield	—	—	—
Expected stock price volatility	24%-26%	25%	25%
Risk-free interest rate	4.45%-4.95%	3.71%-4.45%	3.25%-3.88%
Expected life of options	6-6.5 years	5 years	5 years

The Company recorded stock-based compensation expense under SFAS No. 123(R) for stock option awards of $998 for the year ended December 31, 2006. As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s net loss for the year ended December 31, 2006 was $442 greater than if it had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the year ended December 31, 2006 was $0.03 per share lower than if the Company had continued to account for share-based compensation under APB No. 25.

As of December 31, 2006, there was $934 of unrecognized compensation expense related to unvested options granted under the Company’s share-based payment plans. The expense is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of options that vested during the years ended December 31, 2006, 2005 and 2004 was $923, $817 and $30, respectively.

Eschelon Telecom, Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except per Share and per Unit Amounts)

Note 12:   Share-Based Compensation (Continued)

Pro forma information regarding net loss and net loss per share is required by SFAS No. 123, Accounting for Stock-Based Compensation, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The following table illustrates the effect on net loss per share if the Company had applied the fair value recognition provision of SFAS No. 123 to stock-based employee compensation:

	December 31,
	2005	2004
Net loss applicable to common stockholders, as reported	$(30,991)	$(3,181)
Add: Stock-based employee compensation expense included in reported net loss	936	20
Deduct: Total stock-based employee compensation expense determined under fair value-based methods for all awards	(422)	(45)
Pro forma net loss applicable to common stockholders	$(30,477)	$(3,206)
Net loss per share:
Basic and diluted - as reported	$(5.21)	$(11.11)
Basic and diluted - pro forma	$(5.12)	$(11.11)

The following table summarizes the options to purchase shares of the Company’s common stock under the Eschelon Telecom, Inc. Stock Option Plan of 2002:

	Shares Available for Grant	Plan Options Outstanding	Weighted Average Exercise Price
Balance at December 31, 2003	137,393	692,884	$0.68
Options granted	(101,984)	101,984	1.35
Canceled	35,921	(35,921)	0.83
Exercised	—	(11,843)	0.69
Balance at December 31, 2004	71,330	747,104	0.77
Additional shares reserved	590,448	—	—
Options granted	(533,536)	533,536	8.24
Restricted stock forfeited	494	—	0.68
Restricted stock granted	(9,350)	—	2.92
Canceled	34,693	(34,693)	3.18
Exercised	—	(78,457)	0.76
Balance at December 31, 2005	154,079	1,167,490	4.12
Additional shares reserved	1,000,000	—	—
Options granted	(125,901)	125,901	16.07
Restricted stock granted	(390,000)	—	15.50
Canceled	31,091	(31,091)	9.07
Exercised	—	(423,591)	0.94
Balance at December 31, 2006	669,269	838,709	$7.33

The following table contains details of the stock options outstanding as of December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.00 - $10.84	530,228	7.46 years	$3.62	294,358	$3.91
$10.85 - $21.68	308,481	9.02 years	$13.71	100,683	$13.12
	838,709	8.03 years	$7.33	395,041	$6.26

Eschelon Telecom, Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except per Share and per Unit Amounts)

Note 12:   Share-Based Compensation (Continued)

As of December 31, 2006, the options exercisable have a weighted-average remaining contractual life of 7.82 years and an intrinsic value of $5,353. The options outstanding as of December 31, 2006 have an intrinsic value of $10,467.

The weighted-average grant-date fair value of options granted during the years ended December 31, 2006, 2005 and 2004, was $5.80, $5.68 and $0.40, respectively. The total intrinsic value for options exercised during the years ended December 31, 2006, 2005 and 2004, was $5,820, $295 and $2, respectively.

Cash received from option exercises for the years ended December 31, 2006, 2005 and 2004, was $398, $60 and $8, respectively.

Restricted and Unrestricted Common Stock:   Total compensation expense related to restricted and unrestricted common stock for the years ended December 31, 2006, 2005 and 2004, was $682, $39 and $34, respectively.

The following table summarizes the restricted and unrestricted common stock under the Eschelon Telecom, Inc. Stock Option Plan of 2002:

	Number of Shares	Weighted Average Grant- Date Fair Value
Unvested at December 31, 2003	80,085	$0.68
Vested	(29,958)	0.68
Unvested at December 30, 2004	50,127	0.68
Granted	9,350	2.93
Vested	(27,297)	1.47
Forfeited	(494)	0.68
Unvested at December 31, 2005	31,686	0.68
Granted	390,000	15.50
Vested	(15,842)	0.68
Unvested at December 31, 2006	405,844	$14.92

Note 13:   Income Taxes

As of December 31, 2006, the Company had $174,314 of net operating loss (NOL) carryforwards, which consist of $170,877 reflected in the deferred tax asset below and $3,437 of excess tax deductions arising from SFAS No. 123(R). These NOL carryforwards, if not utilized to reduce taxable income in future periods will begin to expire in the year 2019. Should the Company incur a change in ownership in the future, Section 382 of the United States Internal Revenue Code may limit the amount of cumulative NOLs available to offset future income.

Eschelon Telecom, Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except per Share and per Unit Amounts)

Note 13:   Income Taxes (Continued)

Components of the deferred tax assets and liabilities at December 31, 2006 and 2005 are as follows:

	2006	2005
Deferred tax assets:
Net operating loss carryforward	$67,663	$69,179
Intangible assets	982	371
Bad debts	375	186
Compensation accruals	541	174
Inventory obsolescence	144	104
Other temporary differences	800	66
	70,505	70,080
Deferred tax liabilities:
Depreciation	(13,783)	(12,259)
Other	(276)	(21)
	56,446	57,800
Valuation allowance	(56,446)	(57,800)
Net deferred tax asset	$—	$—

Income tax expense is comprised of federal taxes. The reconciliation between the statutory federal income tax rate and the effective rate is as follows:

	Year Ended December 31,
	2006	2005	2004
Federal statutory tax rate	34.00%	34.00%	34.00%
State taxes	3.72	—	0.25
Permanent differences	3.20	(0.01)	2.74
Utilization of valuation allowance	(40.92)	(34.00)	(36.61)
Effective tax rate	0.00%	(0.01)%	0.38%

Note 14:   Condensed Consolidating Financial Information

The 8 3/8% senior second secured notes due March 15, 2010 issued by Eschelon Operating Company are fully and unconditionally guaranteed jointly and severally by the Company and all existing subsidiaries and the indenture governing the notes requires that any future subsidiaries that are organized in the United States must also guarantee the notes on the same basis.

Additional information regarding the 8 3/8% senior second secured notes due March 15, 2010 is included in Note 9, Notes Payable.

The following tables present condensed consolidating balance sheets for the years ended December 31, 2005 and 2006 and condensed consolidating statements of operations and cash flows for the years ended December 31, 2006, 2005 and 2004.

Eschelon Telecom, Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except per Share and per Unit Amounts)

Note 14:   Condensed Consolidating Financial Information

Condensed Consolidating Balance Sheets
As of December 31, 2006

		Eschelon
	Eschelon	Operating	Guarantor
	Telecom, Inc.	Company	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$18,868	$—	$2,278	$—	$21,146
Restricted cash	1,224	—	—	—	1,224
Available-for-sale securities	17,097	—	—	—	17,097
Accounts receivable	—	—	27,592	—	27,592
Other receivables	304	—	3,721	—	4,025
Inventories	—	—	3,552	—	3,552
Prepaid expenses	893	—	1,421	—	2,314
Total current assets	38,386	—	38,564	—	76,950
Property and equipment, net	97,535	—	48,250	—	145,785
Investment in affiliates	126,830	—	—	(126,830)	—
Other assets	513	—	1,672	—	2,185
Goodwill	—	—	59,670	—	56,670
Intangible assets, net	16,011	4,842	25,078	—	45,931
Total assets	$279,275	$4,842	$173,234	$(126,830)	$330,521
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$14,070	$—	$3,571	$—	$17,641
Accrued telecommunication costs	—	—	5,730	—	5,730
Accrued office rent	1,768	—	753	—	2,521
Accrued interest expense	—	3,828	1	—	3,829
Other accrued expenses	911	—	6,522	—	7,433
Deferred revenue	—	—	10,109	—	10,109
Accrued compensation expenses	2,597	—	1,577	—	4,174
Capital lease obligation, current maturities	2,616	—	515	—	3,131
Total current liabilities	21,962	3,828	28,778	—	54,568
Long-term liabilities:
Other long-term liabilities	25	—	1,237	—	1,262
Capital lease obligation, less current maturities	1,490	—	711	—	2,201
Notes payable	—	141,040	—	—	141,040
Due to (from) affiliates	336,758	(136,599)	(200,159)	—	—
Total liabilities	360,235	8,269	(169,433)	—	199,071
Convertible preferred stock	—	—	—	—	—
Stockholders’ equity (deficit)	(80,960)	(3,427)	342,667	(126,830)	131,450
Total liabilities and stockholders’ equity (deficit)	$279,275	$4,842	$173,234	$(126,830)	$330,521

Eschelon Telecom, Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except per Share and per Unit Amounts)

Note 14:   Condensed Consolidating Financial Information (Continued)

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

Eschelon Telecom, Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except per Share and per Unit Amounts)

Note 14:   Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2006

		Eschelon
	Eschelon	Operating	Guarantor
	Telecom, Inc.	Company	Subsidiaries	Consolidated
Revenue:
Network services	$—	$—	$244,702	$244,702
Business telephone systems	—	—	29,824	29,824
	—	—	274,526	274,526
Cost and expenses:
Network services expense (exclusive of depreciation and amortization)	—	—	98,664	98,664
Business telephone systems	—	—	18,427	18,427
Sales, general and administrative	54,489	—	49,080	103,569
Depreciation and amortization	23,334	—	18,913	42,247
Operating income (loss)	(77,823)	—	89,442	11,619
Other income (expense)	2,361	(16,747)	(13)	(14,399)
Income (loss) before income taxes	(75,462)	(16,747)	89,429	(2,780)
Income taxes	—	—	—	—
Net income (loss)	$(75,462)	$(16,747)	$89,429	$(2,780)

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2005

		Eschelon
	Eschelon	Operating	Guarantor
	Telecom, Inc.	Company	Subsidiaries	Consolidated
Revenue:
Network services	$—	$—	$201,835	$201,835
Business telephone systems	—	—	25,908	25,908
	—	—	227,743	227,743
Cost and expenses:
Network services expense (exclusive of depreciation and amortization)	—	—	85,914	85,914
Business telephone systems	—	—	16,139	16,139
Sales, general and administrative	42,551	—	47,759	90,310
Depreciation and amortization	22,160	—	17,493	39,653
Operating income (loss)	(64,711)	—	60,438	(4,273)
Other income (expense)	(342)	(27,093)	66	(27,369)
Income (loss) before income taxes	(65,053)	(27,093)	60,504	(31,642)
Income taxes	(4)	—	—	(4)
Net income (loss) before discontinued operation	(65,057)	(27,093)	60,504	(31,646)
Income from discontinued operation, net of tax	—	—	329	329
Gain on sale of discontinued operation, net of tax	326	—	—	326
Net income (loss)	$(64,731)	$(27,093)	$60,833	$(30,991)

Eschelon Telecom, Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except per Share and per Unit Amounts)

Note 14:   Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2004

		Eschelon
	Eschelon	Operating	Guarantor
	Telecom, Inc.	Company	Subsidiaries	Consolidated
Revenue:
Network services	$—	$—	$131,780	$131,780
Business telephone systems	—	—	26,316	26,316
	—	—	158,096	158,096
Cost and expenses:
Network services expense (exclusive of depreciation and amortization)	—	—	47,354	47,354
Business telephone systems cost of revenue	—	—	15,979	15,979
Sales, general and administrative	37,400	—	31,855	69,255
Depreciation and amortization	20,734	—	10,371	31,105
Operating income (loss)	(58,134)	—	52,537	(5,597)
Other income (expense)	(1,079)	7,811	(20)	6,712
Income (loss) before income taxes	(59,213)	7,811	52,517	1,115
Income taxes	(4)	—	—	(4)
Net income (loss)	$(59,217)	$7,811	$52,517	$1,111

Eschelon Telecom, Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except per Share and per Unit Amounts)

Note 14:   Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2006

		Eschelon
	Eschelon	Operating	Guarantor
	Telecom, Inc.	Company	Subsidiaries	Consolidated
Operating activities
Net income (loss)	$(75,462)	$(16,747)	$89,429	$(2,780)
Adjustments to reconcile net income (loss):
Depreciation and amortization expense	23,499	—	18,748	42,247
Non-cash interest expense (interest income)	(13)	4,397	—	4,384
Non-cash compensation expense	1,680	—	—	1,680
Other non-cash items	(12)	—	1,888	1,876
Changes in operating assets and liabilities:
Accounts receivable	—	—	(1,476)	(1,476)
Accounts payable and accrued expenses	(282)	1,183	(1,275)	(374)
Other operating assets and liabilities	720	—	(324)	396
Total cash provided by (used in) operating activities	(49,870)	(11,167)	106,990	45,953
Investing activities
Purchase of subsidiaries, net of cash acquired	(67,784)	—	576	(67,208)
Purchases of available-for-sale securities	(95,765)	—	—	(95,765)
Proceeds from sales of available-for-sale securities	83,462	—	—	83,462
Purchases of property and equipment	(30,802)	—	(3,475)	(34,277)
Cash paid for customer installation costs	(8,525)	—	(10,389)	(18,914)
Increase in restricted cash	(228)	—	—	(228)
Proceeds from sale of assets	174	—	—	174
Total cash used in investing activities	(119,468)	—	(13,288)	(132,756)
Financing activities
Proceeds from issuance of notes payable	—	45,600	—	45,600
Payments made on notes and capital lease obligations	(2,519)	—	(211)	(2,730)
Proceeds from issuance of stock, net of fees	40,353	—	—	40,353
Increase in debt issuance costs	—	(1,336)	—	(1,336)
Change in due to/from affiliates	125,302	(33,097)	(92,205)	—
Total cash provided by (used in) financing act	163,136	11,167	(92,416)	81,887
Increase (decrease) in cash and cash equivalents	(6,202)	—	1,286	(4,916)
Cash and cash equivalents at beginning of period	25,070	—	992	26,062
Cash and cash equivalents at end of period	$18,868	$—	$2,278	$21,146

Eschelon Telecom, Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except per Share and per Unit Amounts)

Note 14:   Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2005

		Eschelon
	Eschelon	Operating	Guarantor
	Telecom, Inc.	Company	Subsidiaries	Consolidated
Operating activities
Net income (loss)	$(64,731)	$(27,093)	$60,833	$(30,991)
Adjustments to reconcile net income (loss):
Depreciation and amortization expense	22,160	—	17,493	39,653
Non-cash interest expense	116	7,172	—	7,288
Non-cash compensation expense	963	—	—	963
Gain on sale of discontinued operation	(326)	—	—	(326)
Other non-cash items	(66)	—	1,090	1,024
Changes in operating assets and liabilities:
Accounts receivable	—	—	(5,145)	(5,145)
Accounts payable and accrued expenses	10,392	(1,423)	(6,836)	2,133
Discontinued assets, net of liabilities	222	—	—	222
Other operating assets and liabilities	(36)	—	243	207
Total cash provided by (used in) operating activities	(31,306)	(21,344)	67,678	15,028
Investing activities
Purchase of subsidiaries, net of cash acquired	(48)	—	—	(48)
Purchase of asset held for sale, net of liabilities	(216)	—	—	(216)
Purchases of available-for-sale securities	(30,526)	—	—	(30,526)
Proceeds from sales of available-for-sale securities	32,312	—	—	32,312
Purchase of property and equipment	(13,580)	—	(5,647)	(19,227)
Cash paid for customer installation costs	(7,116)	—	(6,435)	(13,551)
Increase in restricted cash	(274)	—	—	(274)
Proceeds from sale of assets	239	—	—	239
Purchase of sale of discontinued operation, net of fees	320	—	—	320
Total cash used in investing activities	(18,889)	—	(12,082)	(30,971)
Financing activities
Payments made on notes and capital lease obligations	(2,083)	(49,176)	(103)	(51,362)
Proceeds from issuance of stock, net of fees	67,280	—	—	67,280
Increase in debt issuance costs	—	(348)	—	(348)
Change in due to/from affiliates	(16,264)	70,868	(54,604)	—
Total cash provided by (used in) financing act	48,933	21,344	(54,707)	15,570
Increase (decrease) in cash and cash equivalents	(1,262)	—	889	(373)
Cash and cash equivalents at beginning of period	26,332	—	103	26,435
Cash and cash equivalents at end of period	$25,070	$—	$992	$26,062

Eschelon Telecom, Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except per Share and per Unit Amounts)

Note 14:   Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2004

		Eschelon
	Eschelon	Operating	Guarantor
	Telecom, Inc.	Company	Subsidiaries	Consolidated
Operating activities
Net income (loss)	$(59,217)	$7,811	$52,517	$1,111
Adjustments to reconcile net income (loss):
Depreciation and amortization expense	20,734	—	10,371	31,105
Non-cash interest expense	—	2,339	—	2,339
Non-cash compensation expense	34	—	—	34
Gain on extinguishment of debt	—	(18,195)	—	(18,195)
Other non-cash items	155	—	721	876
Changes in operating assets and liabilities:
Accounts receivable	—	—	658	658
Accounts payable and accrued expenses	3,002	4,070	1,912	8,984
Other operating assets and liabilities	(969)	—	172	(797)
Total cash provided by (used in) operating activities	(36,261)	(3,975)	66,351	26,115
Investing activities
Purchase of subsidiaries, net of cash acquired	(45,816)	—	321	(45,495)
Purchases of available-for-sale securities	(8,198)	—	—	(8,198)
Proceeds from sales of available-for-sale securities	2,041	—	—	2,041
Purchase of property and equipment	(13,101)	—	(2,313)	(15,414)
Cash paid for customer installation costs	(7,553)	—	(3,740)	(11,293)
Increase in restricted cash	(722)	—	—	(722)
Proceeds from sale of assets	25	—	—	25
Total cash used in investing activities	(73,324)	—	(5,732)	(79,056)
Financing activities
Proceeds from issuance of notes payable	—	136,163	—	136,163
Payments made on notes and capital lease obligations	(1,527)	(65,421)	—	(66,948)
Proceeds from issuance of stock, net of fees	15,008	—	—	15,008
Payment on repurchase of preferred stock	(5,085)	—	—	(5,085)
Increase in debt issuance costs	—	(8,368)	—	(8,368)
Change in due to/from affiliates	118,635	(58,399)	(60,236)	—
Total cash provided by (used in) financing act	127,031	3,975	(60,236)	70,770
Increase (decrease) in cash and cash equivalents	17,446	—	383	17,829
Cash and cash equivalents at beginning of period	8,886	—	(280)	8,606
Cash and cash equivalents at end of period	$26,332	$—	$103	$26,435

Note 15:   Subsequent Events

In February 2007, the Company signed a definitive agreement to acquire United Communications, Inc., (UNICOM), a privately-held competitive services provider based in Bend, Oregon. The Company will pay approximately $13,900 in cash to acquire UNICOM. The transaction is expected to close early in the second quarter of 2007.