Form 10-Q
period 2007-03-31
ESCHELON TELECOM INC
filed 2007-05-09
CIK 1110507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-0001

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of April 30, 2007, the number of outstanding shares of the Registrant’s Common Stock, par value $.01 per share, was 18,074,957 shares.

ESCHELON TELECOM, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Eschelon Telecom, Inc.

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Amounts)

	March 31,	December 31,
	2007	2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,155	$21,146
Restricted cash	650	1,224
Available-for-sale securities	4,698	17,097
Accounts receivable, net of allowance for doubtful accounts of $932 and $903, respectively	27,232	27,592
Other receivables	4,737	4,025
Inventories	3,322	3,552
Prepaid expenses	6,955	2,314
Total current assets	68,749	76,950

Property and equipment, net	149,385	145,785

Other assets	1,528	2,185
Goodwill	59,670	59,670
Intangible assets, net	47,870	45,931
Total assets	$327,202	$330,521

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$16,564	$17,641
Accrued telecommunication costs	3,870	5,730
Accrued office rent	2,471	2,521
Accrued interest expense	601	3,829
Other accrued expenses	7,660	7,433
Deferred revenue	10,337	10,109
Accrued compensation expenses	5,700	4,174
Capital lease obligations, current maturities	2,334	3,131
Total current liabilities	49,537	54,568

Long-term liabilities:
Commitments and contingencies
Other long-term liabilities	1,256	1,262
Capital lease obligations, less current maturities	2,215	2,201
Notes payable	141,951	141,040
Total liabilities	194,959	199,071

Stockholders’ equity:
Common stock, $0.01 par value per share; 200,000,000 shares authorized; issued and outstanding shares – 18,073,545 shares and 17,997,869 shares, respectively	177	176
Additional paid-in capital	289,871	289,101
Accumulated other comprehensive income (loss)	—	—
Accumulated deficit	(157,805)	(157,827)
Total stockholders’ equity	132,243	131,450
Total liabilities and stockholders’ equity	$327,202	$330,521

See accompanying notes.

Eschelon Telecom, Inc.

Unaudited Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Amounts)

	Three months ended
	March 31,
	2007	2006
Revenue:
Network services	$72,754	$52,785
Business telephone systems	7,553	6,941
Total revenue	80,307	59,726

Costs and expenses:
Network services expense (excluding depreciation and amortization)	28,541	20,763
Business telephone systems cost of revenue	4,624	4,553
Sales, general and administrative	29,899	22,699
Depreciation and amortization	11,836	10,176
Operating income	5,407	1,535

Other income (expense):
Interest income	391	233
Interest expense	(4,773)	(3,400)
Other income (expense), net	(1,003)	49
Income (loss) before taxes	22	(1,583)
Income taxes	—	—
Net income (loss)	$22	$(1,583)

Net income (loss) per share:
Basic and diluted	$0.00	$(0.11)

Weighted average number of shares outstanding:
Basic	17,648,167	14,680,783
Diluted	18,320,919	14,680,783

See accompanying notes.

Eschelon Telecom, Inc.

Unaudited Consolidated Statements of Cash Flows

(In Thousands)

	Three months ended
	March 31,
	2007	2006
Operating activities
Net income (loss)	$22	$(1,583)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	11,836	10,176
Provision for bad debt expense	265	275
Non-cash interest expense, net of non-cash interest income	1,220	916
Non-cash share-based compensation expense	550	346
Other non-cash items	(5)	(49)
Changes in operating assets and liabilities:
Accounts receivable	95	961
Inventories	230	(331)
Prepaid expenses and other assets	(4,696)	(1,416)
Accounts payable and accrued expenses	(5,987)	(1,775)
Deferred revenue	228	11
Accrued compensation expense	1,526	737
Net cash provided by operating activities	5,284	8,268

Investing activities
Purchases of available-for-sale securities	(3,750)	—
Proceeds from sales of available-for-sale securities	16,150	4,000
Purchases of property and equipment	(11,152)	(5,360)
Cash paid for customer installation costs	(6,521)	(3,640)
Decrease in restricted cash	574	103
Proceeds from sales of assets	9	28
Net cash used in investing activities	(4,690)	(4,869)

Financing activities
Proceeds from issuance of notes payable	—	45,600
Payments made on notes and capital lease obligations	(806)	(638)
Proceeds from issuance of stock, net of fees	221	153
Increase in debt issuance costs	—	(996)
Net cash (used in) provided by financing activities	(585)	44,119

Net increase in cash and cash equivalents	9	47,518
Cash and cash equivalents at beginning of period	21,146	26,062
Cash and cash equivalents at end of period	$21,155	$73,580

Supplemental cash flow information
Cash paid for interest	$3,552	$2,485

Supplemental non-cash activities
Equipment purchases under capital leases	$34	$21

See accompanying notes.

Eschelon Telecom, Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Share, Per Share and Per Unit Amounts)

(Unaudited)

Note 1:   Basis of Presentation

The accompanying unaudited consolidated financial statements of Eschelon Telecom, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, normal and recurring adjustments and accruals considered necessary for a fair presentation for the periods indicated have been included.  Operating results for the quarter ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

These financial statements should be read in conjunction with the Company’s audited financial statements and related notes thereto for the year ended December 31, 2006 included in the Eschelon Telecom, Inc. Form 10-K filed with the SEC on March 12, 2007.

Principles of Consolidation:   The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.

Reclassifications:   Certain prior year items have been reclassified to conform to current year presentation.

Presentation of Taxes in the Statement of Operations:  The Company presents taxes and surcharges on a gross basis in the consolidated statement of operations.  Taxes collected from customers are reflected in revenues and taxes submitted to governmental agencies are reflected in costs and expenses.  In accordance with EITF 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement, the following table summarizes the taxes reported in the consolidated statements of operations:

	Three Months Ended March 31,
	2007	2006
Taxes reflected in network services revenues	$2,303	$1,613
Taxes reflected in network services expenses	$2,181	$1,522

Note 2:   Recent Developments

On March 20, 2007, the Company announced that it signed a definitive agreement to be acquired by Portland, Oregon-based Integra Telecom, Inc., a privately-held integrated communications provider offering retail services to customers in Oregon, Washington, Utah, Idaho, California, Arizona, Minnesota, and North Dakota.  Under the terms of the agreement, which was approved by the boards of directors of both companies, Integra Telecom will acquire Eschelon for $30.00 a share in cash, which equates to a total equity value of approximately $566,000 on a fully diluted basis. The acquisition will be financed through a fully committed senior credit facility arranged by Deutsche Bank Securities. The transaction is subject to the approval of a majority of the Company’s shareholders and the satisfaction of customary closing conditions and regulatory approvals and is anticipated to close during the third quarter of 2007.

On April 27, 2007, the Company filed with the SEC and mailed to its stockholders a Definitive Proxy Statement in connection with the transaction. The Definitive Proxy Statement contains important information about the Company, Integra, the Merger and related matters. Investors and security holders are urged to read the Definitive Proxy Statement carefully.

Note 3:   Investments

Available-for-sale securities consist of the following:

	March 31, 2007			December 31, 2006
		Unrealized			Unrealized
		Holding			Holding
	Amortized	Gains/		Amortized	Gains/
	Cost Basis	(Losses)	Fair Value	Cost Basis	(Losses)	Fair Value

Corporate obligations	$1,498	$—	$1,498	$1,497	$—	$1,497
Auction rate securities	3,200	—	3,200	15,600	—	15,600
Total	$4,698	$—	$4,698	$17,097	$—	$17,097

Note 4:   Property and Equipment

Property and equipment consist of the following:

	March 31,	December 31,
	2007	2006

Vehicles	$2,335	$2,312
Office furniture and equipment	27,586	26,559
Computer equipment and software	50,964	49,620
Leasehold improvements	27,986	27,272
Switching and data equipment and software	180,955	172,899
	289,826	278,662
Less accumulated depreciation	(140,441)	(132,877)
Property and equipment, net	$149,385	$145,785

Note 5:   Goodwill and Other Intangible Assets

Goodwill represents the excess of cost over the fair value of net assets acquired.  In 2006, the Company recorded $52,502 of goodwill in connection with the acquisitions of Oregon Telecom, Inc. (OTI), OneEighty Communications, Inc. (OneEighty) and Mountain Telecommunications, Inc. (MTI).  The goodwill related to the OneEighty and MTI acquisitions is not deductible for tax purposes.

In connection with the OTI and MTI acquisitions, the Company recorded intangible assets of $5,800 and $2,122, respectively.  The OTI intangible assets consists of customer relationships and non-compete agreements and the MTI intangible assets consists of several right to use agreements.

In August 2006, the Company entered into an agreement to purchase a selected customer base from Tel West Communications, LLC (Tel West) in exchange for $500 per access line, not to exceed $5,300.  As of March 31, 2007, the Company paid Tel West $5,300 and recorded $5,415, including transaction fees, in customer installation costs.

Intangible assets consist of the following:

		March 31, 2007			December 31, 2006
	Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer installation costs	3-5	$103,087	$67,973	$35,114	$96,565	$64,364	$32,201
Debt issuance costs	4-6	7,001	2,469	4,532	7,001	2,159	4,842
Customer relationships	4	8,520	3,325	5,195	8,520	2,792	5,728
Right to use agreements	10-20	2,122	72	2,050	2,122	29	2,093
Non-compete agreements	3-5	1,400	445	955	1,400	365	1,035
Developed technology	3	94	70	24	94	62	32
Total		$122,224	$74,354	$47,870	$115,702	$69,771	$45,931

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

OneEighty Communications, Inc (OneEighty):   On October 1, 2006, the Company completed the acquisition of OneEighty, a competitive services provider based in Billings, Montana.  The acquisition of OneEighty expanded the Company’s market presence into Montana.  The Company expects to benefit through market growth, leveraging its size, existing investments in infrastructure and from operating synergies.  The results of OneEighty subsequent to October 1, 2006 are included in the results of operations.  In the OneEighty transaction, the Company acquired all of the outstanding shares of OneEighty in exchange for $9,959 (net of cash acquired) and certain assumed liabilities.

Oregon Telecom, Inc (OTI):   On April 1, 2006, the Company completed the acquisition of OTI, a privately-held competitive services provider based in Salem, Oregon.  The acquisition of OTI expanded the Company’s market presence in the Pacific Northwest.  The Company expects to benefit from operating synergies from consolidating OTI’s operation into its existing business.  The results of OTI subsequent to April 1, 2006 are included in the results of operations.  In the OTI transaction, the Company acquired all of the outstanding shares of OTI in exchange for $19,993 (net of cash acquired) and certain assumed liabilities.

The following table summarizes the allocation of the purchase price to the fair value of the assets acquired and liabilities assumed at the date of each acquisition described above, including any adjustments to the purchase price allocation through March 31, 2007:

	MTI	OneEighty	OTI
	November 1, 2006	October 1, 2006	April 1, 2006
Current assets	$2,728	$761	$3,297
Property and equipment	6,947	4,152	529
Other assets	21	348	57
Goodwill	32,224	5,643	14,635
Intangible assets	2,122	—	5,800
Total assets acquired	44,042	10,904	24,318
Current liabilities	4,709	739	4,013
Long-term liabilities	2,019	—	—
Total liabilities assumed	6,728	739	4,013
Net assets acquired	37,314	10,165	20,305
Less cash acquired	58	206	312
Net cash paid	$37,256	$9,959	$19,993

The OneEighty and MTI purchase prices have been allocated on a preliminary basis as of March 31, 2007.  The Company is in the process of finalizing the fair value of the fixed assets and separately identifiable intangible assets acquired.

In accordance with EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, the Company recorded acquisition liabilities consisting of severance benefits, relocation and contract termination penalties.   The following table summarizes the acquisition liabilities recorded:

	March 31, 2007			December 31, 2006
	MTI	OneEighty	OTI	MTI	OneEighty	OTI
Beginning Balance	$340	$21	$794	$340	$21	$867
Payments	33	—	51	—	—	73
Ending Balance	$307	$21	$743	$340	$21	$794

Note 7:   Share-based Compensation

Share-based compensation recognized under Statement of Financial Accounting Standards No. 123(R), Share-Based Payment: an amendment to FASB Statement No. 123 and FASB Statement No. 95, for the three months ended March 31, 2007 and 2006 was $550 and $346, respectively.

Note 8:   Benefit Contribution Plan

The Company has a defined contribution salary deferral plan covering substantially all employees under Section 401(k) of the Internal Revenue Code.  The Company contributes an amount equal to 45 cents for each dollar contributed by each employee up to a maximum of 6% of each employee’s compensation.  The Company recognized expense for contributions to the plan for the three months ended March 31, 2007 and 2006 of $282 and $230, respectively.

Note 9:   Preferred Stock

The Company has 125,000,000 of undesignated preferred shares authorized and no shares of preferred stock outstanding.

Note 10:   Net Income (Loss) Per Share

The following table presents a reconciliation of the numerators and denominators of basic and diluted net income (loss) per share:

	Three Months Ended March 31,
	2007	2006
Numerator:
Net income (loss)	$22	$(1,583)

Denominator:
Weighted average common shares outstanding – basic	17,648,167	14,680,783
Employee stock options	498,667	—
Restricted stock awards	174,085	—
Weighted average common shares outstanding – diluted	18,320,919	14,680,783

Basic and diluted income (loss) per share	$0.00	$(0.11)

For the three months ended March 31, 2007, the Company excluded from dilutive securities employee stock options to acquire 36,556 shares because the exercise prices of these options were greater than the average market price for the period of our common shares.

For the three months ended March 31, 2006, the Company did not have any potentially dilutive shares because a loss was reported.

Note 11:  Income Taxes

Under the liability method of accounting for income taxes, a deferred tax asset represents future tax benefits to be received when certain expenses and losses previously recognized in the financial statements become deductible under applicable income tax laws. The realization of a deferred tax asset is dependent on future taxable income against which these deductions can be applied.  Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, requires that a valuation allowance be established when it is more likely than not that all or a portion of the deferred tax assets will not be realized.  The Company has a history of losses and has concluded that a full valuation allowance should be recorded against the net deferred tax assets.  As of March 31, 2007, the Company’s net deferred taxes were $56,349, consisting mainly of net operating losses.  The net operating losses begin to expire in 2019.  Should the Company incur an ownership change in the future, Section 382 of the United States Internal Revenue Code may limit the amount of net operating losses available to offset future taxable income.

The company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (FIN 48) on January 1, 2007.  FIN 48 clarifies the accounting and reporting for tax uncertainties. It requires application of a “more likely than not” threshold to the recognition and derecognition of tax positions.  Subsequent to the adoption of FIN 48, management concluded that the Company’s tax positions are either highly certain or immaterial in nature, therefore it has not recorded any reserve for income tax contingencies as of March 31, 2007.

Note 12:   Subsequent Event

On May 1, 2007, the Company completed its acquisition of United Communications, Inc. (d.b.a. UNICOM), a privately-held competitive services provider headquartered in Bend, Oregon.  The Company acquired all of the outstanding shares of UNICOM in exchange for approximately $13,900 in cash.  UNICOM has approximately $19,000 in annual revenue and sells local, long distance, Internet access services and business telephone systems throughout Oregon and parts of Washington.  UNICOM has approximately 28,000 equivalent access lines.  The Company expects to create significant synergies by integrating UNICOM with its existing operations.

Note 13:   Condensed Consolidating Financial Information

The Company’s 8 3/8% senior second secured notes due 2010 issued by Eschelon Operating Company are fully and unconditionally guaranteed jointly and severally by the Company and all existing subsidiaries and the indenture governing the notes requires that any future subsidiaries that are organized in the United States must also guarantee the notes on the same basis.

The following tables present condensed consolidating balance sheets at March 31, 2007 and December 31, 2006; condensed consolidating statements of operations for the three month periods ended March 31, 2007 and 2006; and condensed consolidating statements of cash flows for the three month periods ended March 31, 2007 and 2006.

Unaudited Condensed Consolidating Balance Sheets

As of March 31, 2007

(In Thousands)

		Eschelon
	Eschelon	Operating	Guarantor
	Telecom, Inc.	Company	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$20,233	$—	$922	$—	$21,155
Restricted cash	650	—	—	—	650
Available-for-sale securities	4,698	—	—	—	4,698
Accounts receivable, net	—	—	27,232	—	27,232
Other receivables	211	—	4,526	—	4,737
Inventories	—	—	3,322	—	3,322
Prepaid expenses	5,081	—	1,874	—	6,955
Total current assets	30,873	—	37,876	—	68,749

Property and equipment, net	102,663	—	46,722	—	149,385

Investment in affiliates	126,830	—	—	(126,830)	—
Other assets	317	—	1,211	—	1,528
Goodwill	—	—	59,670	—	59,670
Intangible assets, net	16,575	4,532	26,763	—	47,870
Total assets	$277,258	$4,532	$172,242	$(126,830)	$327,202

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$14,302	$—	$2,262	$—	$16,564
Accrued telecommunication costs	—	—	3,870	—	3,870
Accrued office rent	1,699	—	772	—	2,471
Accrued interest expense	—	578	23	—	601
Other accrued expenses	1,017	—	6,643	—	7,660
Deferred revenue	—	—	10,337	—	10,337
Accrued compensation expenses	4,661	—	1,039	—	5,700
Capital lease obligations, current maturities	1,965	—	369	—	2,334
Total current liabilities	23,644	578	25,315	—	49,537

Long-term liabilities:
Other long-term liabilities	19	—	1,237	—	1,256
Capital lease obligations, less current maturities	1,510	—	705	—	2,215
Notes payable	—	141,951	—	—	141,951
Due to (from) affiliates	355,850	(129,778)	(226,072)	—	—
Total liabilities	381,023	12,751	(198,815)	—	194,959

Stockholders’ equity (deficit)	(103,765)	(8,219)	371,057	(126,830)	132,243
Total liabilities and stockholders’ equity (deficit)	$277,258	$4,532	$172,242	$(126,830)	$327,202

Unaudited Condensed Consolidating Balance Sheets

As of December 31, 2006

(In Thousands)

		Eschelon
	Eschelon	Operating	Guarantor
	Telecom, Inc.	Company	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$18,868	$—	$2,278	$—	$21,146
Restricted cash	1,224	—	—	—	1,224
Available-for-sale securities	17,097	—	—	—	17,097
Accounts receivable, net	—	—	27,592	—	27,592
Other receivables	304	—	3,721	—	4,025
Inventories	—	—	3,552	—	3,552
Prepaid expenses	893	—	1,421	—	2,314
Total current assets	38,386	—	38,564	—	76,950

Property and equipment, net	97,535	—	48,250	—	145,785

Investment in affiliates	126,830	—	—	(126,830)	—
Other assets	513	—	1,672	—	2,185
Goodwill	—	—	59,670	—	59,670
Intangible assets, net	16,011	4,842	25,078	—	45,931
Total assets	$279,275	$4,842	$173,234	$(126,830)	$330,521

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$14,070	$—	$3,571	$—	$17,641
Accrued telecommunication costs	—	—	5,730	—	5,730
Accrued office rent	1,768	—	753	—	2,521
Accrued interest expense	—	3,828	1	—	3,829
Other accrued expenses	911	—	6,522	—	7,433
Deferred revenue	—	—	10,109	—	10,109
Accrued compensation expenses	2,597	—	1,577	—	4,174
Capital lease obligations, current maturities	2,616	—	515	—	3,131
Total current liabilities	21,962	3,828	28,778	—	54,568

Long-term liabilities:
Other long-term liabilities	25	—	1,237	—	1,262
Capital lease obligations, less current maturities	1,490	—	711	—	2,201
Notes payable	—	141,040	—	—	141,040
Due to (from) affiliates	336,758	(136,599)	(200,159)	—	—
Total liabilities	360,235	8,269	(169,433)	—	199,071

Stockholders’ equity (deficit)	(80,960)	(3,427)	342,667	(126,830)	131,450
Total liabilities and stockholders’ equity (deficit)	$279,275	$4,842	$173,234	$(126,830)	$330,521

Unaudited Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2007

(In Thousands)

		Eschelon
	Eschelon	Operating	Guarantor
	Telecom, Inc.	Company	Subsidiaries	Consolidated

Revenue:
Network services	$—	$—	$72,754	$72,754
Business telephone systems	—	—	7,553	7,553
Total revenue	—	—	80,307	80,307

Costs and expenses:
Network services expense (excluding depreciation and amortization)	—	—	28,541	28,541
Business telephone systems cost of revenue	—	—	4,624	4,624
Sales, general and administrative	16,238	—	13,661	29,899
Depreciation and amortization	6,751	—	5,085	11,836

Operating income (loss)	(22,989)	—	28,396	5,407
Other income (expense)	(587)	(4,792)	(6)	(5,385)
Income (loss) before income taxes	(23,576)	(4,792)	28,390	22
Income taxes	—	—	—	—
Net income (loss)	$(23,576)	$(4,792)	$28,390	$22

Unaudited Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2006

(In Thousands)

		Eschelon
	Eschelon	Operating	Guarantor
	Telecom, Inc.	Company	Subsidiaries	Consolidated

Revenue:
Network services	$—	$—	$52,785	$52,785
Business telephone systems	—	—	6,941	6,941
Total revenue	—	—	59,726	59,726

Costs and expenses:
Network services expense (excluding depreciation and amortization)	—	—	20,763	20,763
Business telephone systems cost of revenue	—	—	4,553	4,553
Sales, general and administrative	12,722	—	9,977	22,699
Depreciation and amortization	5,609	—	4,567	10,176

Operating income (loss)	(18,331)	—	19,866	1,535
Other income (expense)	99	(3,194)	(23)	(3,118)
Income (loss) before income taxes	(18,232)	(3,194)	19,843	(1,583)
Income taxes	—	—	—	—
Net income (loss)	$(18,232)	$(3,194)	$19,843	$(1,583)

 Unaudited Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2007

(In Thousands)

		Eschelon
	Eschelon	Operating	Guarantor
	Telecom, Inc.	Company	Subsidiaries	Consolidated
Operating activities
Net income (loss)	$(23,576)	$(4,792)	$28,390	$22
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	6,751	—	5,085	11,836
Non-cash interest expense (interest income)	(1)	1,221	—	1,220
Non-cash share-based compensation expense	550		—	550
Other non-cash items	(5)	—	265	260
Changes in operating assets and liabilities:
Accounts receivable	—	—	95	95
Account payable and accrued expenses	270	(3,250)	(3,007)	(5,987)
Other operating assets and liabilities	(1,835)	—	(877)	(2,712)
Total cash provided by (used in) operating activities	(17,846)	(6,821)	29,951	5,284

Investing activities
Purchases of available-for-sale securities	(3,750)	—	—	(3,750)
Proceeds from sales of available-for-sale securities	16,150	—	—	16,150
Purchases of property and equipment	(10,017)	—	(1,135)	(11,152)
Cash paid for customer installation costs	(2,414)	—	(4,107)	(6,521)
Decrease in restricted cash	574	—	—	574
Proceeds from sale of assets	9	—	—	9
Total cash provided by (used in) investing activities	552	—	(5,242)	(4,690)

Financing activities
Payments made on notes and capital lease obligations	(654)	—	(152)	(806)
Proceeds from issuance of stock, net of fees	221	—	—	221
Increase in debt issuance costs	—	—	—	—
Change in due to/from affiliates	19,092	6,821	(25,913)	—
Total cash provided by (used in) financing activities	18,659	6,821	(26,065)	(585)

Increase (decrease) in cash and cash equivalents	1,365	—	(1,356)	9
Cash and cash equivalents at beginning of period	18,868	—	2,278	21,146
Cash and cash equivalents at end of period	$20,233	$—	$922	$21,155

Unaudited Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2006

(In Thousands)

		Eschelon
	Eschelon	Operating	Guarantor
	Telecom, Inc.	Company	Subsidiaries	Consolidated
Operating activities
Net income (loss)	$(18,232)	$(3,194)	$19,843	$(1,583)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,609	—	4,567	10,176
Non-cash interest expense	1	915	—	916
Non-cash share-based compensation expense	346	—	—	346
Other non-cash items	(84)	—	310	226
Changes in operating assets and liabilities:
Accounts receivable	—	—	961	961
Account payable and accrued expenses	(1,263)	(2,067)	1,555	(1,775)
Other operating assets and liabilities	515	—	(1,514)	(999)
Total cash provided by (used in) operating activities	(13,108)	(4,346)	25,722	8,268

Investing activities
Proceeds from sales of available-for-sale securities	4,000	—	—	4,000
Purchases of property and equipment	(4,877)	—	(483)	(5,360)
Cash paid for customer installation costs	(2,092)	—	(1,548)	(3,640)
Decrease in restricted cash	103	—	—	103
Proceeds from sale of assets	28	—	—	28
Total cash used in investing activities	(2,838)	—	(2,031)	(4,869)

Financing activities
Proceeds from issuance of notes payable	—	45,600	—	45,600
Payments made on notes and capital lease obligations	(610)	—	(28)	(638)
Proceeds from issuance of stock, net of fees	153	—	—	153
Increase in debt issuance costs	—	(996)	—	(996)
Change in due to/from affiliates	64,998	(40,258)	(24,740)	—
Total cash provided by (used in) financing activities	64,541	4,346	(24,768)	44,119

Increase (decrease) in cash and cash equivalents	48,595	—	(1,077)	47,518
Cash and cash equivalents at beginning of period	25,070	—	992	26,062
Cash and cash equivalents at end of period	$73,665	$—	$(85)	$73,580

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

Company Overview

We are a leading facilities-based provider of voice and data services and business telephone systems in 46 markets in the western United States.  As a facilities-based competitive communications services provider, we provide services to our customers primarily through our own network of telecommunications switches and related equipment and leased telecommunications lines, or transport.  We target the small and medium-sized business segment and currently serve more than 60,000 customers, primarily within the local service territory of Qwest.

We measure our operational performance using a variety of indicators including revenue growth, the percentage of our revenue that comes from customers that we serve on our switches, costs and expenses as a percentage of revenue and access line churn rates. We monitor key operating and customer service metrics to improve customer service, maintain the quality of our network and reduce costs.

The telecommunications industry is highly competitive.  We believe we compete principally by offering superior customer service, accurate billing, a broad set of services and systems and competitive pricing.  We compete with the Regional Bell Operating Companies (RBOCs), other competitive communications services providers, and long distance and data service providers.  While wireless and cable providers are competing with us, we do not believe they are a significant competitive threat in the markets we serve nor are they likely to be in the near future, because business customers generally require different service standards.

Key Components of Results of Operations

Network Service Revenue.  Our network services revenue consists primarily of local telephone service, long distance service, carrier access charges, and data and Internet access services. Revenue from local telephone service consists of charges for basic local dial-tone service, including dedicated T1 access, and custom-calling features such as call waiting and call forwarding. Revenue from long distance service consists of flat rated and per-minute-of-use charges for a full range of traditional switched and dedicated long distance, toll-free calling, international calling, calling card and operator services. Carrier access revenue consists primarily of usage charges that we bill long distance carriers to originate and terminate calls to and from our customers. In addition, in some of our markets we currently charge other local exchange carriers and wireless carriers usage

charges to terminate local calls to our customers (otherwise known as reciprocal compensation).   For the three months ended March 31, 2007 and 2006, we recorded reciprocal compensation revenue of $0.3 million and $0.2 million, respectively.  Excluding carrier access and reciprocal compensation, less than one percent of our revenue is wholesale revenue.  Revenue from data and Internet access services consists primarily of monthly usage fees for DSL and T1 circuits and Internet access services. We typically commit our customers to contracts ranging from one to three years and provide discounts for longer terms. Network services revenue comprised 90.6% of our total revenue for the three months ended March 31, 2007, and represents a predominantly recurring revenue stream.

Business Telephone Systems Revenue.  Our business telephone systems revenue consists of revenue from the sale of telephone equipment and the servicing of telephone equipment systems. Telephone equipment revenue is recognized upon delivery, completion of the installation and acceptance by the customer. Business telephone service revenue is recognized upon completion of service or, in the case of maintenance agreements, is spread equally over the life of the maintenance contract, which typically ranges from one to two years.

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

The costs to lease local loops, digital T1 lines and high capacity digital interoffice transport facilities from the RBOCs vary by carrier and by state and in many cases are regulated under federal and state laws. In virtually all areas, we lease local loops, T1 lines and interoffice transport capacity from the RBOCs. We lease interoffice facilities from carriers other than the RBOCs where possible in order to lower costs and improve network redundancy; however, in most cases, the RBOCs are our only source for end-user local loops and T1 lines.  Historically, we purchased unbundled network elements platform, or UNE-P, from Qwest and Verizon, and customized network element packages, or UNE-E, from Qwest.  We also purchase, on a resale basis, Centrex services, which are services for the portion of the public telephone switch that is dedicated to a customer, from AT&T.  The rates for UNE-P and Centrex were regulated and established by the various state corporation or utility commissions.  We entered into agreements with Qwest and Verizon for UNE-P replacement products in 2005.  As of  March 31, 2007, we had approximately 88,000 access lines in service that are now provided under commercial agreements.  The Qwest UNE-E agreement was terminated with the adoption of Qwest’s commercial UNE-P replacement product, QPP, and all Qwest UNE-E lines were moved to QPP on January 1, 2005.

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

Determining our allowance for doubtful accounts receivable requires significant estimates. We consider two primary factors in determining the proper level of the allowance, including historical collections experience and the aging of the accounts receivable portfolio. We perform a credit review process on each new customer that involves reviewing the customer’s current service provider bill and payment history, matching customers with the National Telecommunications Data Exchange database for delinquent customers and, in some cases, requesting credit reviews through Dun and Bradstreet. For the three months ended March 31, 2007 and 2006, our bad debt expense as a percentage of revenue was 0.3% and 0.5%, respectively.

Depreciation and Amortization.  Our depreciation and amortization expense includes depreciation for network related voice and data equipment, back office systems, furniture, fixtures, leasehold improvements, office equipment and computers. All internal costs directly related to the expansion of our network and operating and support systems, including salaries of certain employees, are capitalized and depreciated over the lives of the switches or systems, as the case may be. Capitalized customer installation costs are amortized over periods approximating the average life of customers. Detailed time studies are used to determine labor capitalization rates. These time studies are based on employee time sheets for those engaged in capitalizable activities.

Acquisitions

On April 1, 2006, we completed our acquisition of Oregon Telecom, Inc. (OTI), a privately-held competitive services provider headquartered in Salem, Oregon.  OTI is a reseller of local, long distance and Internet access services in Oregon to approximately 9,000 business customers that have approximately 53,000 access lines .  We paid approximately $20.3 million in cash to acquire OTI. The results of OTI subsequent to April 1, 2006 are included in the results of operations.

On October 1, 2006, we completed our acquisition of OneEighty Communications, Inc. (OneEighty), a competitive services provider headquartered in Billings, Montana.  OneEighty provides local, long distance and Internet access services in Montana to approximately 1,400 business customers that have approximately 16,000 access lines.  We paid approximately $10.2 million in cash to acquire OneEighty.  The results of OneEighty subsequent to October 1, 2006 are included in the results of operations.

On November 1, 2006, we completed our acquisition of Mountain Telecommunications, Inc. (MTI), a competitive services provider headquartered in Tempe, Arizona.  MTI provides local, long distance and Internet access services in Arizona to approximately 1,400 business customers that have approximately 45,000 access lines.  We paid approximately $37.3 million in cash to acquire MTI.  The results of MTI subsequent to November 1, 2006 are included in the results of operations.

We expect to develop and benefit from synergies as we integrate OneEighty and MTI into our operations.  We estimate we will incur $1.0 - $2.0 million integrating MTI and approximately $0.4 million integrating OneEighty.

On May 1, 2007, we completed our acquisition of United Communications, Inc. (d.b.a. UNICOM), a privately-held competitive services provider headquartered in Bend, Oregon.  We acquired all of the outstanding shares of UNICOM in exchange for approximately $13.9 million in cash.  UNICOM has approximately $19.0 million in annual revenue and sells local, long distance, Internet access services and business telephone systems throughout Oregon and parts of Washington.  UNICOM has approximately 28,000 equivalent access lines.  We expect to create significant synergies by integrating UNICOM with our existing operations.  We expect revenue, operating income and net income to be positively impacted in future quarters with the acquisition of UNICOM.

Recent Developments

On March 20, 2007, we announced that we signed a definitive agreement to be acquired by Portland, Oregon-based Integra Telecom, Inc., a privately-held integrated communications provider offering retail services to businesses in Oregon, Washington, Utah, Idaho, California, Arizona, Minnesota, and North Dakota.  Under the terms of the agreement, which was approved by the boards of directors of both companies, Integra Telecom will acquire us for $30.00 a share in cash, which equates to a total equity value of approximately $566 million on a fully diluted basis. The acquisition will be financed through a fully committed senior credit facility arranged by Deutsche Bank Securities. The transaction is subject to the approval of a majority of our shareholders and the satisfaction of customary closing conditions and regulatory approvals and is anticipated to close during the third quarter of 2007.

On April 27, 2007, we filed with the SEC and mailed to our stockholders a Definitive Proxy Statement in connection with the transaction. The Definitive Proxy Statement contains important information about us, Integra, the Merger and related matters. Investors and security holders are urged to read the Definitive Proxy Statement carefully.

Results of Operations

Selected consolidated financial and operating data for the three months ended March 31, 2007 and 2006 is as follows (dollars in thousands, except per unit amounts):

	Three months ended March 31,
	2007	2006	% Change
	(unaudited)	(unaudited)
Total revenue	$80,307	$59,726	34.5%
Capital expenditures	$17,707	$9,021	96.3%
Cash, restricted cash and available-for-sale securities	$26,503	$75,268	(64.8)%

Voice lines in service	370,525	273,449	35.5%
Data lines in service	256,972	154,072	66.8%
Total lines in service	627,497	427,521	46.8%
Percent of lines on switch	86.0%	87.1%	(1.3)%
Lines sold	45,582	30,740	48.3%
Average monthly access line churn (%)	1.27%	1.56%	(18.6)%
Average monthly network services revenue per line	$39.24	$41.61	(5.7)%

Total employees	1,393	1,100	26.6%
Quota-carrying network service salespeople	277	205	35.1%
Quota-carrying BTS salespeople	49	45	8.9%
Total quota-carrying salespeople	326	250	30.4%

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Revenue.  Revenue for the three months ended March 31, 2007 and 2006 is as follows:

	2007	2006	% Change
	(unaudited)	(unaudited)
Revenue (in millions):
Voice and data services	$56.5	$39.7	42.4%
Long distance	11.4	9.4	21.5%
Access	4.8	3.7	30.6%
Total network services	72.7	52.8	37.8%
Business telephone systems	7.6	6.9	8.8%
Total revenue	$80.3	$59.7	34.5%

Network services revenue was $72.7 million for the three months ended March 31, 2007, an increase of 37.8% from $52.8 million in the same period of 2006.  The revenue growth is primarily due to the inclusion of our acquisitions in 2006 and organic line growth.  Over the past 12 months the number of lines in service increased by 46.8% to 627,497 at March 31, 2007, approximately 114,000 lines in service of our overall growth of 199,976 lines in service is attributed to our 2006 acquisitions.  Our revenue growth was partially offset by a decline in data revenue per line due to a combination of customers purchasing more bandwidth at discounted prices and general pricing pressures for data services in our markets.  We increased our network services sales force from 205 associates at March 31, 2006, to 277 associates at March 31, 2007.  We expect this increase in sales associates will favorably impact our lines in service and revenue over the next several quarters.

Business telephone systems (BTS) revenue was $7.6 million for the three months ended March 31, 2007, an increase of 8.8% from $6.9 million in the same period of 2006.  The increase in BTS revenue was primarily the result of increased new system sales and revenue from change orders.  We cannot predict the future trends in capital spending by small and medium-sized business customers, which drives our BTS business.

Network Service Expense.  Network services expense was $28.5 million for the three months ended March 31, 2007, an increase of 37.5% from $20.8 million in the same period of 2006.  The increase is due primarily to the inclusion of our 2006 acquisitions, organic line growth and to a lesser extent TRRO cost increases.  As a percentage of related revenue, network services expense for the three months ended March 31, 2007, was 39.2% compared to 39.3% for the same period of 2006.  We expect our network service expense as a percentage of related revenue to decrease in the future as we continue to sell more T1 lines and install more lines on our switches.

BTS Cost of Revenue.  BTS cost of revenue was $4.6 million for the three months ended March 31, 2007, an increase of 1.6% from $4.5 million in the same period of 2006.  As a percentage of related revenue, BTS cost of revenue for the three months ended March 31, 2007 decreased to 61.2% from 65.6% for the same period of 2006.  BTS cost of revenue was favorably impacted by the increase in change order revenue in first quarter of 2007. We do not expect this trend in BTS cost of revenue as a percentage of related revenue to continue.

Sales, General and Administrative Expense.  Sales, general and administrative expenses were $29.9 million for the three months ended March 31, 2007, an increase of 31.7% from $22.7 million in the same period of 2006.  The increase is due to a number of factors including:  1) the inclusion of our 2006 acquisitions, 2) an increase in expenses associated with our sales force expansion, 3) an increase in employee compensation and benefits expense, and 4) expenses incurred associated with being a public company.  As a percentage of revenue, sales, general and administrative expenses for the three months ended March 31, 2007, declined to 37.2% from 38.0% in the same period of 2006 due to the improved efficiency of our existing operations resulting from our largely fixed cost structure supporting a higher level of revenue.  Our sales, general and administrative expenses are largely fixed as they are driven by the 1,393 associates that were employed at March 31, 2007.  We expect expenses as a percentage of revenue to continue to decline.

Depreciation and Amortization.  Depreciation and amortization expense was $11.8 million for the three months ended March 31, 2007, an increase of 16.3% from $10.2 million in the same period of 2006.  This increase was primarily due to the inclusion of our 2006 acquisitions and from the depreciation and amortization associated with our capital expenditures over the past 12 months.  As a percentage of revenue, depreciation and amortization decreased to 14.7% for the three months ended March 31, 2007 from 17.0% for the same period of 2006.

Interest.  Interest expense was $4.8 million for the three months ended March 31, 2007, an increase of 40.4% from $3.4 million in the same period of 2006.  The increase was primarily due to our March 29, 2006 offering of $48.0 million in face amount of 8 3/8% senior second secured notes due 2010 at a discount resulting in a 9.92% yield.

Other expense.  Other expense for the three months ended March 31, 2007, was $1.0 million compared to none in the same period of 2006.  The increase is related to expenses incurred in association with the definitive agreement to be acquired by Integra Telecom, Inc.

Liquidity and Capital Resources

Principal Sources and Uses of Liquidity.  Our principal sources of liquidity are cash from operations and our cash and cash equivalents and available-for-sale securities.  Our  principal liquidity requirements consist of debt service, capital expenditures and working capital.  We are in the process of obtaining a bank line of credit to supplement our liquidity needs.

Cash Flows Provided by Operating Activities.  Cash provided by operating activities was $5.3 million for the three months ended March 31, 2007 compared to cash provided by operating activities of $8.3 million for the same period of 2006.  The decrease in cash provided by operating activities is primarily due to the following factors:  1) paid $1.1 million more in interest compared to the same period of 2006, 2) paid $1.0 million in the first quarter of 2007 related to the Integra Telecom, Inc. transaction, 3) the change in net operating assets increased by $6.8 million, due to acquisitions, and 4) the preceding three items are partially offset by a $3.9 million increase in operating income compared to the same period of 2006.

Cash Flows Used in Investing Activities.  Cash used in investing activities was $4.7 million for the three months ended March 31, 2007 compared to $4.9 million for the same period of 2006.  The decrease is primarily due to selling available-for-sale securities partially offset by an increased level of capital expenditures.  The amount from sales of our investments, net of proceeds, was $12.4 million for the three months ended March 31, 2007, compared to $4.0 million in the same period of 2006.  Capital expenditures increased by $8.7 million compared to the same period of 2006.  The increase is primarily due to cash paid to add capacity and convert a selected customer base from Tel West Communications, LLC; greater capacity requirements to support record line sales and associated installations; and the purchase of equipment related to our VOIP rollout and new market expansion.

Cash Flows Used in/Provided by Financing Activities.  Cash used in financing activities was $0.6 million for the three months ended March 31, 2007, compared to $44.1 million of cash provided for the same period of 2006.  On March 29, 2006, we completed an offering of $48.0 million in face amount of 8 3/8% senior second secured notes due 2010 at a discount resulting in a 9.92% yield.  The net proceeds of $44.3 million from the offering were used to finance the acquisition of Oregon Telecom, Inc. on April 1, 2006; OneEighty on October 1, 2006; and MTI on November 1, 2006.

Capital Requirements.  For the three months ended March 31, 2007, we spent $17.7 million on capital expenditures, of which $0.03 million was purchased under capital leases.  We expect to spend approximately $54.0 - $58.0 million on capital expenditures in 2007.

Based on our current level of operations and anticipated growth, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operations.  We are in the process of obtaining a bank line credit for back-up liquidity purposes.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are not exposed to market risks from changes in foreign currency exchange rates or commodity prices.  We do not hold any derivative financial instruments nor do we hold any securities for trading or speculative purposes.

We are exposed to changes in interest rates on our investments in cash equivalents and available-for-sale securities.  However, interest income for the three month period ended March 31, 2007 was $0.4 million, therefore not exposing us to any meaningful interest income risk had rates dropped.  We had $142.0 million in senior second secured notes outstanding as of March 31, 2007.  These notes are at a fixed interest rate and are therefore not exposed to any interest rate risk.

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

Based on their evaluation, the principal executive officer and principal financial officer of the Company have concluded that the design and operation of our disclosure controls and procedures were effective to ensure information required to be disclosed in this Form 10-Q was processed, recorded, summarized and reported within the time periods specified in the rules and instructions for the Form 10-Q.

Changes in Internal Controls Over Financial Reporting

During the first quarter of fiscal 2007, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

On March 20, 2007, we announced that we signed a definitive agreement to be acquired by Portland, Oregon-based Integra Telecom, Inc.  Under the terms of the agreement, which was approved by the boards of directors of both companies, Integra Telecom will acquire us for $30.00 a share in cash, which equates to a total equity value of approximately $566 million on a fully diluted basis.

A stockholder complaint has been filed as a purported class action on behalf of all public stockholders against us and each of our directors in the District Court of the Fourth Judicial District in and for Hennepin County, Minnesota.  The complaint alleges, among other things, that our directors breached their fiduciary duties in connection with the proposed transaction mentioned above by failing to maximize stockholder value and by approving a transaction that purportedly benefits certain members of management at the expense of our public stockholders.  Among other things, the complaint seeks to enjoin us from proceeding with or consummating the merger.  Based on the facts known to date, we believe that the claim asserted is without merit and intend to defend this suit vigorously.  The absence of an injunction arising from this matter prohibiting the consummation of the merger is a condition to the closing of the merger.

We are party from time to time to ordinary course disputes that we do not believe to be material.

Item 1A.  Risk Factors

On April 27, 2007, Qwest filed four separate petitions requesting that the FCC forbear from applying certain regulatory obligations on Qwest in the metropolitan service areas of Denver, Minneapolis, Phoenix and Seattle.  Qwest seeks regulatory relief in these areas similar to the relief the FCC granted it in December 2005 in the Omaha metropolitan service area.  Qwest seeks relief from its obligation to provide unbundled loops and dedicated transport as well as from dominant carrier regulation due to the significant inroads into its market share that competitive service providers have made.  The FCC has not yet set dates for public comment on Qwest’s petitions and the outcome of these petitions cannot be predicted at this time.  However, if Qwest’s petitions are granted, our ability to purchase wholesale network services from Qwest at prices that would allow us to achieve our target profit margin in those markets could be adversely affected.

On March 9, 2007, the FCC partially granted Qwest’s petition for forbearance or interim waivers of some dominant carrier regulations applicable to the long distance services of former Bell Operating Companies (“BOCs”).  The FCC thereby removed some of the competitive safeguards previously applicable to Qwest’s long distance wholesale and retail services provided, including Qwest’s operations in states in which we operate.  Since the Qwest order is very recent, we cannot predict the effect it will have on us.  Elimination of BOC regulatory constraints could make it more difficult for us to compete with Qwest in offering long distance services.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On May 19, 2006, we completed an offering of 2,550,000 shares of our common stock, $0.01 par value per share, at $15.70 per share.  After deducting fees and expenses related to the offering, we received net proceeds of $40.0 million.  Our acquisition of MTI on November 1, 2006 was partially financed with $26.3 million of the proceeds from the offering.  The remaining proceeds of $13.7 million were used to fund capital expenditures associated with our VOIP rollout and new market expansion and to fund the acquisition of a selected customer base from Tel West Communications, LLC.

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

Eschelon Telecom, Inc.

Date: May 9, 2007	By:	/S/ Geoffrey M. Boyd

	Name:	Geoffrey M. Boyd
	Title:	Chief Financial Officer
(Principal Financial and
Accounting Officer and Duly
Authorized Officer)