Form 10-Q/A
period 2007-03-31
ESCHELON TELECOM INC
filed 2007-05-15
CIK 1110507

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

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) on Form 10-Q/A for the three months ended March 31, 2007 is being filed to amend Exhibit 31.1 and Exhibit 31.2 in our Form 10-Q for the three months ended March 31, 2007 (the “Form 10-Q”).  This Amendment amends and supersedes Part II, Item 6 of the Form 10-Q filed on May 9, 2007.

PART II.  OTHER INFORMATION

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

Eschelon Telecom, Inc.

Date: May 15, 2007	By:	/S/ Geoffrey M. Boyd

	Name:	Geoffrey M. Boyd
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)