Form 10-Q
period 2007-06-30
ESCHELON TELECOM INC
filed 2007-08-07
CIK 1110507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-0001

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of July 31, 2007, the number of outstanding shares of the Registrant’s Common Stock, par value $.01 per share, was 18,086,082 shares.

ESCHELON TELECOM, INC.
INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Eschelon Telecom, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Amounts)

	June 30,	December 31,
	2007	2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,986	$21,146
Restricted cash	560	1,224
Available-for-sale securities	—	17,097
Accounts receivable, net of allowance for doubtful accounts of $1,076 and $903, respectively	29,573	27,592
Other receivables	5,161	4,025
Inventories	3,689	3,552
Prepaid expenses	3,081	2,314
Total current assets	60,050	76,950

Property and equipment, net	151,752	145,785

Other assets	1,522	2,185
Goodwill	72,398	59,670
Intangible assets, net	47,483	45,931
Total assets	$333,205	$330,521

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,950	$17,641
Accrued telecommunication costs	5,508	5,730
Accrued office rent	2,489	2,521
Accrued interest expense	3,851	3,829
Other accrued expenses	9,193	7,433
Deferred revenue	10,943	10,109
Accrued compensation expenses	6,649	4,174
Capital lease obligations, current maturities	1,572	3,131
Total current liabilities	52,155	54,568

Long-term liabilities:
Commitments and contingencies
Other long-term liabilities	1,713	1,262
Capital lease obligations, less current maturities	2,556	2,201
Notes payable	142,909	141,040
Total liabilities	199,333	199,071

Stockholders’ equity:
Common stock, $0.01 par value per share; 200,000,000 shares authorized; issued and outstanding shares – 18,083,569 shares and 17,997,869 shares, respectively	177	176
Additional paid-in capital	290,369	289,101
Accumulated other comprehensive income (loss)	—	—
Accumulated deficit	(156,674)	(157,827)
Total stockholders’ equity	133,872	131,450
Total liabilities and stockholders’ equity	$333,205	$330,521

See accompanying notes.

Eschelon Telecom, Inc.
Unaudited Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenue:
Network services	$78,251	$60,920	$151,005	$113,705
Business telephone systems	8,105	7,330	15,658	14,271
Total revenue	86,356	68,250	166,663	127,976

Costs and expenses:
Network services expense (excluding depreciation and amortization)	31,321	24,780	59,862	45,543
Business telephone systems cost of revenue	5,103	4,414	9,727	8,967
Sales, general and administrative	30,854	25,973	60,753	48,672
Depreciation and amortization	12,393	9,795	24,229	19,971
Operating income	6,685	3,288	12,092	4,823

Other income (expense):
Interest income	247	759	638	992
Interest expense	(4,761)	(4,654)	(9,534)	(8,054)
Other income (expense), net	(577)	8	(1,580)	57
Income (loss) before taxes	1,594	(599)	1,616	(2,182)
Income taxes	(463)	—	(463)	—
Net income (loss)	$1,131	$(599)	$1,153	$(2,182)

Net income (loss) per share:
Basic	$0.06	$(0.04)	$0.07	$(0.14)
Diluted	$0.06	$(0.04)	$0.06	$(0.14)

Weighted average number of shares outstanding:
Basic	17,706,348	16,065,330	17,677,418	15,376,909
Diluted	18,445,798	16,065,330	18,395,816	15,376,909

See accompanying notes.

Eschelon Telecom, Inc.
Unaudited Consolidated Statements of Cash Flows
(In Thousands)

	Six months ended
	June 30,
	2007	2006
Operating activities
Net income (loss)	$1,153	$(2,182)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	24,229	19,971
Provision for bad debt expense	836	814
Non-cash interest expense, net of non-cash interest income	2,508	2,043
Non-cash share-based compensation expense	974	638
Other non-cash items	(18)	(48)
Changes in operating assets and liabilities:
Accounts receivable	(1,345)	1,004
Inventories	20	(415)
Prepaid expenses and other assets	(1,004)	(893)
Accounts payable and accrued expenses	(5,702)	(5,024)
Deferred revenue	280	215
Accrued compensation expense	2,469	181
Net cash provided by operating activities	24,400	16,304

Investing activities
Purchase of subsidiaries, net of cash acquired	(13,879)	(19,956)
Purchases of available-for-sale securities	(3,750)	(68,268)
Proceeds from sales of available-for-sale securities	20,850	8,800
Purchases of property and equipment	(19,167)	(12,023)
Cash paid for customer installation costs	(10,709)	(7,579)
Decrease in restricted cash	664	316
Proceeds from sales of assets	53	72
Net cash used in investing activities	(25,938)	(98,638)

Financing activities
Proceeds from issuance of notes payable	—	45,600
Payments made on notes and capital lease obligations	(1,673)	(1,278)
Proceeds from issuance of stock, net of fees	295	40,267
Increase in debt issuance costs	(244)	(1,311)
Net cash (used in) provided by financing activities	(1,622)	83,278

Net increase (decrease) in cash and cash equivalents	(3,160)	944
Cash and cash equivalents at beginning of period	21,146	26,062
Cash and cash equivalents at end of period	$17,986	$27,006

Supplemental cash flow information
Cash paid for interest	$7,025	$6,010

Supplemental non-cash activities
Equipment purchases under capital leases	$303	$1,021
Shared-based compensation	$—	$6,045

See accompanying notes.

Eschelon Telecom, Inc.
Notes to Consolidated Financial Statements
(In Thousands, Except Share, Per Share and Per Unit Amounts)
(Unaudited)

Note 1:   Basis of Presentation

The accompanying unaudited consolidated financial statements of Eschelon Telecom, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, normal and recurring adjustments and accruals considered necessary for a fair presentation for the periods indicated have been included.  Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Taxes reflected in network services revenues	$2,861	$2,228	$5,165	$3,842
Taxes reflected in network services expenses	$2,861	$2,177	$5,042	$3,699

Note 2:   Recent Developments

On March 20, 2007, the Company announced that it signed a definitive agreement to be acquired by Portland, Oregon-based Integra Telecom, Inc. (“Integra”), a privately-held integrated communications provider offering retail services to customers in Oregon, Washington, Utah, Idaho, California, Arizona, Minnesota, and North Dakota.  Under the terms of the agreement, which was approved by the boards of directors of both companies, Integra Telecom will acquire Eschelon for $30.00 a share in cash, which equates to a total equity value of approximately $566,000 on a fully diluted basis. The acquisition will be financed through a fully committed senior credit facility arranged by Deutsche Bank Securities.

On April 27, 2007, the Company filed with the SEC and mailed to its stockholders a Definitive Proxy Statement in connection with the transaction. The Definitive Proxy Statement contained important information about the Company, Integra, the Merger and related matters. On May 8, 2007, the Company made additional information concerning the transaction available to shareholders via a press release.  On May 25, 2007, the Company’s shareholders voted to approve the transaction.  As of June 30, 2007, the Company received all regulatory approvals required to close the transaction.  The transaction is anticipated to close on August 31, 2007.

Note 3:   Investments

Available-for-sale securities consist of the following:

	June 30, 2007			December 31, 2006
		Unrealized			Unrealized
		Holding			Holding
	Amortized	Gains/		Amortized	Gains/
	Cost Basis	(Losses)	Fair Value	Cost Basis	(Losses)	Fair Value

Corporate obligations	$—	$—	$—	$1,497	$—	$1,497
Auction rate securities	—	—	—	15,600	—	15,600
Total	$—	$—	$—	$17,097	$—	$17,097

Note 4:   Property and Equipment

Property and equipment consist of the following:

	June 30,	December 31,
	2007	2006

Vehicles	$2,874	$2,312
Office furniture and equipment	29,557	26,559
Computer equipment and software	52,461	49,620
Leasehold improvements	28,826	27,272
Switching and data equipment and software	189,413	172,899
	303,131	278,662
Less accumulated depreciation	(151,379)	(132,877)
Property and equipment, net	$151,752	$145,785

Note 5:   Goodwill and Other Intangible Assets

Goodwill represents the excess of cost over the fair value of net assets acquired.  The Company recorded $65,230 of goodwill in connection with its 2006 and 2007 acquisitions of Oregon Telecom, Inc. (OTI), OneEighty Communications, Inc. (OneEighty), Mountain Telecommunications, Inc. (MTI), and United Communications, Inc. (UNICOM).  The goodwill related to the OneEighty, MTI and UNICOM acquisitions is not deductible for tax purposes.

In connection with the OTI and MTI acquisitions, the Company recorded intangible assets of $5,800 and $2,122, respectively.  The OTI intangible assets consist of customer relationships and non-compete agreements and the MTI intangible assets consist of several right-to-use agreements.

In August 2006, the Company entered into an agreement to purchase a selected customer base from Tel West Communications, LLC (Tel West) in exchange for five hundred dollars per access line, not to exceed $5,300.  As of March 31, 2007, the Company paid Tel West $5,300 and recorded $5,415, including transaction fees, in customer installation costs.

Intangible assets consist of the following:

		June 30, 2007			December 31, 2006
	Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer installation costs	3-5	$107,307	$71,832	$35,475	$96,565	$64,364	$32,201
Debt issuance costs	4-6	7,245	2,798	4,447	7,001	2,159	4,842
Customer relationships	4	8,520	3,857	4,663	8,520	2,792	5,728
Right to use agreements	10-20	2,122	115	2,007	2,122	29	2,093
Non-compete agreements	3-5	1,400	525	875	1,400	365	1,035
Developed technology	3	94	78	16	94	62	32
Total		$126,688	$79,205	$47,483	$115,702	$69,771	$45,931

Note 6:   Acquisitions

United Communications, Inc (UNICOM):   On May 1, 2007, the Company completed the acquisition of UNICOM, a competitive services provider based in Bend, Oregon.  UNICOM provides services in the  states of Oregon and Washington expanding the Company’s market presence in the Pacific Northwest.  The Company has benefited and expects to continue benefiting from operating synergies by consolidating UNICOM’s operation into its existing business.  The results of UNICOM subsequent to May 1, 2007 are included in the results of operations.  In the UNICOM transaction, the Company acquired all of the outstanding shares of UNICOM in exchange for $13,867 (net of cash acquired) and certain assumed liabilities.

Mountain Telecommunications, Inc (MTI):   On November 1, 2006, the Company completed the acquisition of MTI, a competitive services provider based in Tempe, Arizona.  MTI provides services in Phoenix, Tucson and markets throughout the state of Arizona expanding the Company’s market presence in Arizona.  The Company has benefited and expects to continue benefiting from operating synergies by consolidating MTI’s operation into its existing business.  The results of MTI subsequent to November 1, 2006 are included in the results of operations.  In the MTI transaction, the Company acquired all of the outstanding shares of MTI in exchange for $37,268 (net of cash acquired) and certain assumed liabilities.

OneEighty Communications, Inc (OneEighty):   On October 1, 2006, the Company completed the acquisition of OneEighty, a competitive services provider based in Billings, Montana.  The acquisition of OneEighty expanded the Company’s market presence into Montana.  The Company has benefited and expects to continue benefiting through market growth, leveraging its size, existing investments in infrastructure and from operating synergies.  The results of OneEighty subsequent to October 1, 2006 are included in the results of operations.  In the OneEighty transaction, the Company acquired all of the outstanding shares of OneEighty in exchange for $9,959 (net of cash acquired) and certain assumed liabilities.

Oregon Telecom, Inc (OTI):   On April 1, 2006, the Company completed the acquisition of OTI, a privately-held competitive services provider based in Salem, Oregon.  The acquisition of OTI expanded the Company’s market presence in the Pacific Northwest.  The Company has benefited from operating synergies from consolidating OTI’s operation into its existing business.  The results of OTI subsequent to April 1, 2006 are included in the results of operations.  In the OTI transaction, the Company acquired all of the outstanding shares of OTI in exchange for $19,993 (net of cash acquired) and certain assumed liabilities.

The following table summarizes the allocation of the purchase price to the fair value of the assets acquired and liabilities assumed at the date of each acquisition described above, including any adjustments to the purchase price allocation through June 30, 2007:

	UNICOM	MTI	OneEighty	OTI
	May 1, 2007	November 1, 2006	October 1, 2006	April 1, 2006
Current assets	$1,816	$2,728	$761	$3,297
Property and equipment	2,002	6,938	4,152	529
Other assets	49	21	348	57
Goodwill	12,706	32,246	5,643	14,635
Intangible assets	33	2,122	—	5,800
Total assets acquired	16,606	44,055	10,904	24,318
Current liabilities	2,632	4,709	739	4,013
Long-term liabilities	107	2,020	—	—
Total liabilities assumed	2,739	6,729	739	4,013
Net assets acquired	13,867	37,326	10,165	20,305
Less cash acquired	—	58	206	312
Net cash paid	$13,867	$37,268	$9,959	$19,993

The OneEighty, MTI and UNICOM purchase prices have been allocated on a preliminary basis as of June 30, 2007.  The Company is in the process of finalizing the fair value of the fixed assets and separately identifiable intangible assets acquired.

In accordance with EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, the Company recorded acquisition liabilities consisting of severance benefits, relocation and contract termination penalties.   The following table summarizes the acquisition liabilities recorded:

	June 30, 2007				December 31, 2006
	UNICOM	MTI	OneEighty	OTI	MTI	OneEighty	OTI
Beginning Balance	$—	$340	$21	$794	$—	$—	$—
Accruals	258	—	—	—	340	21	867
Payments	—	49	8	58	—	—	73
Ending Balance	$258	$291	$13	$736	$340	$21	$794

Note 7:   Share-based Compensation

Share-based compensation recognized under Statement of Financial Accounting Standards No. 123(R), Share-Based Payment: an amendment to FASB Statement No. 123 and FASB Statement No. 95, for the three months ended June 30, 2007 and 2006 was $424 and $292, respectively, and for the six months ended June 30, 2007 and 2006 was $974 and $638, respectively.

Note 8:   Benefit Contribution Plan

The Company has a defined contribution salary deferral plan covering substantially all employees under Section 401(k) of the Internal Revenue Code.  The Company contributes an amount equal to 45 cents for each dollar contributed by each employee up to a maximum of 6% of each employee’s compensation.  The Company recognized expense for contributions to the plan for the three months ended June 30, 2007 and 2006 of $340 and $267, respectively and $621 and $497 for the six months ended June 30, 2007 and 2006, respectively.

Note 9:   Preferred Stock

The Company has 125,000,000 of undesignated preferred shares authorized and no shares of preferred stock outstanding.

Note 10:   Net Income (Loss) Per Share

The following table presents a reconciliation of the numerators and denominators of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Numerator:
Net income (loss)	$1,131	$(599)	$1,153	$(2,182)

Denominator:
Weighted average common shares outstanding – basic	17,706,348	16,065,330	17,677,418	15,376,909
Employee stock options	529,787	—	517,548	—
Restricted stock awards	209,663	—	200,850	—
Weighted average common shares outstanding – diluted	18,445,798	16,065,330	18,395,816	15,376,909

Basic income (loss) per share	$0.06	$(0.04)	$0.07	$(0.14)
Diluted income (loss) per share	$0.06	$(0.04)	$0.06	$(0.14)

For the three and six months ended June 30, 2006, the Company did not have any potentially dilutive shares because a loss was reported.

Note 11: Notes Payable

On June 5, 2007, the Company closed on a $15,000 revolving credit facility with Wachovia Capital Finance Corporation.  The facility expires on June 5, 2009 and is secured by a first lien on all of the assets of the Company.  As of June 30, 2007 the facility remained undrawn and the Company has no immediate plans to borrow under it.

Note 12:  Income Taxes

Under the liability method of accounting for income taxes, a deferred tax asset represents future tax benefits to be received when certain expenses and losses previously recognized in the financial statements become deductible under applicable income tax laws. The realization of a deferred tax asset is dependent on future taxable income against which these deductions can be applied.  Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, requires that a valuation allowance be established when it is more likely than not that all or a portion of the deferred tax assets will not be realized.  The Company has a history of losses and has concluded that a full valuation allowance should be recorded against the net deferred tax assets.  As of June 30, 2007, the Company’s net deferred taxes were $56,081, consisting mainly of net operating losses.  The net operating losses begin to expire in 2019.  Should the Company incur an ownership change in the future, Section 382 of the United States Internal Revenue Code may limit the amount net operating losses available to offset future taxable income.

In the second quarter of 2007, the Company established a deferred tax liability related to intangible assets that have an indefinite life for GAAP purposes. Because of the indefinite life, the deferred tax liability created by allowable tax goodwill amortization cannot be offset against our deferred tax assets when assessing our valuation allowance. As a result, the Company recorded a $463 deferred tax liability on its balance sheet and charged the same amount to the statement of operations as tax expense.

The company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 on January 1, 2007 (FIN 48).  FIN 48 clarifies the accounting and reporting for tax uncertainties. It requires application of a “more likely than not” threshold to the recognition and derecognition of tax positions.  In connection with the adoption of FIN 48, management concluded that the Company’s tax positions are either highly certain or immaterial in nature, therefore it has not recorded any reserve for income tax contingencies as of June 30, 2007.

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

The following tables present condensed consolidating balance sheets at June 30, 2007 and December 31, 2006; condensed consolidating statements of operations for the three month and six month periods ended June 30, 2007 and 2006; and condensed consolidating statements of cash flows for the six month periods ended June 30, 2007 and 2006.

Unaudited Condensed Consolidating Balance Sheets
As of June 30, 2007
(In Thousands)

		Eschelon
	Eschelon	Operating	Guarantor
	Telecom, Inc.	Company	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$16,641	$—	$1,345	$—	$17,986
Restricted cash	560	—	—	—	560
Available-for-sale securities	—	—	—	—	—
Accounts receivable, net	—	—	29,573	—	29,573
Other receivables	1,974	—	3,187	—	5,161
Inventories	—	—	3,689	—	3,689
Prepaid expenses	1,721	—	1,360	—	3,081
Total current assets	20,896	—	39,154	—	60,050

Property and equipment, net	104,206	—	47,546	—	151,752

Investment in affiliates	140,709	—	—	(140,709)	—
Other assets	303	—	1,219	—	1,522
Goodwill	—	—	72,398	—	72,398
Intangible assets, net	16,851	4,447	26,185	—	47,483
Total assets	$282,965	$4,447	$186,502	$(140,709)	$333,205

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$9,803	$—	$2,147	$—	$11,950
Accrued telecommunication costs	—	—	5,508	—	5,508
Accrued office rent	1,637	—	852	—	2,489
Accrued interest expense	—	3,829	22	—	3,851
Other accrued expenses	1,208	—	7,985	—	9,193
Deferred revenue	—	—	10,943	—	10,943
Accrued compensation expenses	4,965	—	1,684	—	6,649
Capital lease obligations, current maturities	1,298	—	274	—	1,572
Total current liabilities	18,911	3,829	29,415	—	52,155

Long-term liabilities:
Other long-term liabilities	476	—	1,237	—	1,713
Capital lease obligations, less current maturities	1,732	—	824	—	2,556
Notes payable	—	142,909	—	—	142,909
Due to (from) affiliates	389,142	(129,224)	(259,918)	—	—
Total liabilities	410,261	17,514	(228,442)	—	199,333

Stockholders’ equity (deficit)	(127,296)	(13,067)	414,944	(140,709)	133,872
Total liabilities and stockholders’ equity (deficit)	$282,965	$4,447	$186,502	$(140,709)	$333,205

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

Unaudited Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2007
(In Thousands)

		Eschelon
	Eschelon	Operating	Guarantor
	Telecom, Inc.	Company	Subsidiaries	Consolidated

Revenue:
Network services	$—	$—	$78,251	$78,251
Business telephone systems	—	—	8,105	8,105
Total revenue	—	—	86,356	86,356

Costs and expenses:
Network services expense (excluding depreciation and amortization)	—	—	31,321	31,321
Business telephone systems cost of revenue	—	—	5,103	5,103
Sales, general and administrative	16,248	—	14,606	30,854
Depreciation and amortization	7,066	—	5,327	12,393

Operating income (loss)	(23,314)	—	29,999	6,685
Other income (expense)	(253)	(4,848)	10	(5,091)
Income (loss) before income taxes	(23,567)	(4,848)	30,009	1,594
Income taxes	(463)	—	—	(463)
Net income (loss)	$(24,030)	$(4,848)	$30,009	$1,131

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

Unaudited Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2007
(In Thousands)

		Eschelon
	Eschelon	Operating	Guarantor
	Telecom, Inc.	Company	Subsidiaries	Consolidated

Revenue:
Network services	$—	$—	$151,005	$151,005
Business telephone systems	—	—	15,658	15,658
Total revenue	—	—	166,663	166,663

Costs and expenses:
Network services expense (excluding depreciation and amortization)	—	—	59,862	59,862
Business telephone systems cost of revenue	—	—	9,727	9,727
Sales, general and administrative	32,486	—	28,267	60,753
Depreciation and amortization	13,817	—	10,412	24,229

Operating income (loss)	(46,303)	—	58,395	12,092
Other income (expense)	(840)	(9,640)	4	(10,476)
Income (loss) before income taxes	(47,143)	(9,640)	58,399	1,616
Income taxes	(463)	—	—	(463)
Net income (loss)	$(47,606)	$(9,640)	$58,399	$1,153

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

Unaudited Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2007
(In Thousands)

		Eschelon
	Eschelon	Operating	Guarantor
	Telecom, Inc.	Company	Subsidiaries	Consolidated
Operating activities
Net income (loss)	$(47,606)	$(9,640)	$58,399	$1,153
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	13,817	—	10,412	24,229
Non-cash interest expense, net	—	2,508	—	2,508
Non-cash share-based compensation expense	974		—	974
Other non-cash items	(13)	—	831	818
Changes in operating assets and liabilities:
Accounts receivable	—	—	(1,345)	(1,345)
Account payable and accrued expenses	(3,637)	—	(2,065)	(5,702)
Other operating assets and liabilities	80	1	1,684	1,765
Net cash provided by (used in) operating activities	(36,385)	(7,131)	67,916	24,400

Investing activities
Purchases of subsidiaries, net of cash acquired	(13,879)	—	—	(13,879)
Purchases of available-for-sale securities	(3,750)	—	—	(3,750)
Proceeds from sales of available-for-sale securities	20,850	—	—	20,850
Purchases of property and equipment	(16,398)	—	(2,769)	(19,167)
Cash paid for customer installation costs	(4,678)	—	(6,031)	(10,709)
Decrease in restricted cash	664	—	—	664
Proceeds from sale of assets	37	—	16	53
Net cash used in investing activities	(17,154)	—	(8,784)	(25,938)

Financing activities
Payments made on notes and capital lease obligations	(1,367)	—	(306)	(1,673)
Proceeds from issuance of stock, net of fees	295	—	—	295
Increase in debt issuance costs	—	(244)	—	(244)
Change in due to/from affiliates	52,384	7,375	(59,759)	—
Net cash provided by (used in) financing activities	51,312	7,131	(60,065)	(1,622)

Decrease in cash and cash equivalents	(2,227)	—	(933)	(3,160)
Cash and cash equivalents at beginning of period	18,868	—	2,278	21,146
Cash and cash equivalents at end of period	$16,641	$—	$1,345	$17,986

Unaudited Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2006
(In Thousands)

		Eschelon
	Eschelon	Operating	Guarantor
	Telecom, Inc.	Company	Subsidiaries	Consolidated
Operating activities
Net income (loss)	$(36,623)	$(7,719)	$42,160	$(2,182)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	11,226	—	8,745	19,971
Non-cash interest expense, net		2,043	—	2,043
Non-cash share-based compensation expense	638	—	—	638
Other non-cash items	(48)	—	814	766
Changes in operating assets and liabilities:
Accounts receivable	—	—	1,004	1,004
Account payable and accrued expenses	(3,949)	1,183	(2,258)	(5,024)
Other operating assets and liabilities	(314)	—	(598)	(912)
Net cash provided by (used in) operating activities	(29,070)	(4,493)	49,867	16,304

Investing activities
Purchases of subsidiaries, net of cash acquired	—	—	(19,956)	(19,956)
Purchases of available-for-sale securities	(68,268)	—	—	(68,268)
Proceeds from sales of available-for-sale securities	8,800	—	—	8,800
Purchases of property and equipment	(10,444)	—	(1,579)	(12,023)
Cash paid for customer installation costs	(4,224)	—	(3,355)	(7,579)
Decrease in restricted cash	316	—	—	316
Proceeds from sale of assets	72	—	—	72
Net cash used in investing activities	(73,748)	—	(24,890)	(98,638)

Financing activities
Proceeds from issuance of notes payable	—	45,600	—	45,600
Payments made on notes and capital lease obligations	(1,223)	—	(55)	(1,278)
Proceeds from issuance of stock, net of fees	40,267	—	—	40,267
Increase in debt issuance costs	—	(1,311)	—	(1,311)
Change in due to/from affiliates	64,939	(39,796)	(25,143)	—
Net cash provided by (used in) financing activities	103,983	4,493	(25,198)	83,278

Increase (decrease) in cash and cash equivalents	1,165	—	(221)	944
Cash and cash equivalents at beginning of period	25,070	—	992	26,062
Cash and cash equivalents at end of period	$26,235	$—	$771	$27,006

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

Company Overview

We are a leading facilities-based provider of voice and data services and business telephone systems in 53  markets in the western United States.  As a facilities-based competitive communications services provider, we provide services to our customers primarily through our own network of telecommunications switches and related equipment and leased telecommunications lines, or transport.  We target the small and medium-sized business segment and currently serve more than 65,000 customers, primarily within the local service territory of Qwest.

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

Key Components of Results of Operations

Network Service Revenue.  Our network services revenue consists primarily of local telephone service, long distance service, carrier access charges, and data and Internet access services. Revenue from local telephone service consists of charges for basic local dial-tone service, including dedicated T1 access, and custom-calling features such as call waiting and call forwarding. Revenue from long distance service consists of flat rated and per-minute-of-use charges for a full range of traditional switched and dedicated long distance, toll-free calling, international calling, calling card and operator services. Carrier access revenue consists primarily of usage charges that we bill long distance carriers to originate and terminate calls to and from our customers. In addition, in some of our markets we currently charge other local exchange carriers and wireless carriers usage

charges to terminate local calls to our customers (otherwise known as reciprocal compensation).   For the six months ended June 30, 2007 and 2006, we recorded reciprocal compensation revenue of $0.6 million and $0.4 million, respectively.  Excluding carrier access and reciprocal compensation, less than one percent of our revenue is wholesale revenue.  Revenue from data and Internet access services consists primarily of monthly usage fees for DSL and T1 circuits and Internet access services. We typically commit our customers to contracts ranging from one to three years and provide discounts for longer terms. Network services revenue comprised 90.6% of our total revenue for the six months ended June 30, 2007, and represents a predominantly recurring revenue stream.

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

The costs to lease local loops, digital T1 lines and high capacity digital interoffice transport facilities from the RBOCs vary by carrier and by state and in many cases are regulated under federal and state laws. In virtually all areas, we lease local loops, T1 lines and interoffice transport capacity from the RBOCs. We lease interoffice facilities from carriers other than the RBOCs where possible in order to lower costs and improve network redundancy; however, in most cases, the RBOCs are our only source for end-user local loops and T1 lines.  Historically, we purchased unbundled network elements platform, or UNE-P, from Qwest and Verizon, and customized network element packages, or UNE-E, from Qwest.  We also purchase, on a resale basis, Centrex services, which are services for the portion of the public telephone switch that is dedicated to a customer, from AT&T.  The rates for UNE-P and Centrex were regulated and established by the various state corporation or utility commissions.  We entered into agreements with Qwest and Verizon for UNE-P replacement products in 2005.  As of  June 30, 2007, we had approximately 98,000 access lines in service that are now provided under commercial agreements.  The Qwest UNE-E agreement was terminated with the adoption of Qwest’s commercial UNE-P replacement product, QPP, and all Qwest UNE-E lines were moved to QPP on January 1, 2005.

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

Determining our allowance for doubtful accounts receivable requires significant estimates. We consider two primary factors in determining the proper level of the allowance, including historical collections experience and the aging of the accounts receivable portfolio. We perform a credit review process on each new customer that involves reviewing the customer’s current service provider bill and payment history, matching customers with the National Telecommunications Data Exchange database for delinquent customers and, in some cases, requesting credit reviews through Dun and Bradstreet. For the six months ended June 30, 2007 and 2006, our bad debt expense as a percentage of revenue was 0.5% and 0.6%, respectively.

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

Acquisitions

On April 1, 2006, we completed our acquisition of Oregon Telecom, Inc. (OTI), a privately-held competitive services provider headquartered in Salem, Oregon.  OTI is a reseller of local, long distance and Internet access services in Oregon to approximately 9,000 business customers that have approximately 53,000 access lines.  We paid approximately $20.0 million in cash (net of cash acquired) to acquire OTI. The results of OTI subsequent to April 1, 2006 are included in the results of operations.

On October 1, 2006, we completed our acquisition of OneEighty Communications, Inc. (OneEighty), a competitive services provider headquartered in Billings, Montana.  OneEighty provides local, long distance and Internet access services in Montana to approximately 1,400 business customers that have approximately 16,000 access lines.  We paid approximately $10.0 million in cash (net of cash acquired) to acquire OneEighty.  The results of OneEighty subsequent to October 1, 2006 are included in the results of operations.

On November 1, 2006, we completed our acquisition of Mountain Telecommunications, Inc. (MTI), a competitive services provider headquartered in Tempe, Arizona.  MTI provides local, long distance and Internet access services in Arizona to approximately 1,400 business customers that have approximately 45,000 access lines.  We paid approximately $37.3 million in cash (net of cash acquired) to acquire MTI.  The results of MTI subsequent to November 1, 2006 are included in the results of operations.

We have benefited and expect to continue benefiting from synergies as we integrate OneEighty and MTI into our operations.  We estimate we will incur $1.0 - $2.0 million integrating MTI and approximately $0.4 million integrating OneEighty.

On May 1, 2007, we completed our acquisition of United Communications, Inc. (UNICOM), a privately-held competitive services provider headquartered in Bend, Oregon.  UNICOM provides local, long distance, Internet access services and business telephone systems throughout Oregon and parts of Washington. UNICOM customers have approximately 28,000 access lines.  We paid approximately $13.9 million in cash (net of cash acquired) to acquire UNICOM.  The results of UNICOM subsequent to May 1, 2007 are included in the results of operations.  We expect to create significant synergies by integrating UNICOM with our existing operations.

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

On April 27, 2007, we filed with the SEC and mailed to our stockholders a Definitive Proxy Statement in connection with the transaction. The Definitive Proxy Statement contained important information about us, Integra, the Merger and related matters.  On May 8, 2007, we made additional information concerning the transaction available to shareholders via a press release.  On May 25, 2007, our shareholders voted to approve the transaction.  As of June 30, 2007, we received all regulatory approvals required to close the transaction.  The transaction is anticipated to close on August 31, 2007.

Results of Operations

Selected consolidated financial and operating data for the three and six months ended June 30, 2007 and 2006 is as follows (dollars in thousands, except per unit amounts):

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	% Change	2007	2006	% Change
	(unaudited)	(unaudited)		(unaudited)	(unaudited)
Total revenue	$86,356	$68,250	26.5%	$166,663	$127,976	30.2%
Capital expenditures	$12,472	$11,603	7.5%	$30,179	$20,623	46.3%
Cash, restricted cash and available-for-sale securities (at end of period)	$18,546	$91,876	(79.8)%	$18,546	$91,876	(79.8)%

Voice lines in service (at end of period)	395,678	318,138	24.4%	395,678	318,138	24.4%
Data lines in service (at end of period)	283,132	177,913	59.1%	283,132	177,913	59.1%
Total lines in service (at end of period)	678,810	496,051	36.8%	678,810	496,051	36.8%
Percent of lines on switch (at end of period)	85.3%	82.2%	3.8%	85.3%	82.2%	3.8%
Lines sold	45,640	36,343	25.6%	91,221	67,083	36.0%
Average monthly access line churn (%)	1.32%	1.43%	(8.0)%	1.29%	1.49%	(13.5)%
Average monthly network services revenue per line	$39.32	$41.36	(4.9)%	$39.28	$41.48	(5.3)%

Total employees (at end of period)	1,431	1,269	12.7%	1,431	1,269	12.7%
Quota-carrying network service salespeople (at end of period)	258	273	(5.5)%	258	273	(5.5)%
Quota-carrying BTS salespeople (at end of period)	47	48	(2.1)%	47	48	(2.1)%
Total quota-carrying salespeople (at end of period)	305	321	(5.0)%	305	321	(5.0)%

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Revenue.  Revenue for the three months ended June 30, 2007 and 2006 is as follows:

	2007	2006	% Change
	(unaudited)	(unaudited)
Revenue (in millions):
Voice and data services	$61.0	$45.7	33.4%
Long distance	12.3	10.8	13.2%
Access	5.0	4.4	14.6%
Total network services	78.3	60.9	28.4%
Business telephone systems	8.1	7.3	10.6%
Total revenue	$86.4	$68.2	26.5%

Network services revenue was $78.3 million for the three months ended June 30, 2007, an increase of 28.4% from $60.9 million in the same period of 2006.  The revenue growth is primarily due to the inclusion of our OneEighty, MTI and UNICOM acquisitions and organic line growth.  Over the past 12 months the number of lines in service increased by 36.8% to 678,810 at June 30, 2007. Approximately 89,000 lines in service of our overall growth of 182,759 lines in service is attributed to our OneEighty, MTI and UNICOM acquisitions.  Our revenue growth from our access line growth was partially offset by a decline in data revenue per line due to a combination of customers purchasing more bandwidth at discounted prices and general pricing pressures for data services in our markets.

Business telephone systems (BTS) revenue was $8.1 million for the three months ended June 30, 2007, an increase of 10.6% from $7.3 million in the same period of 2006.  The increase in BTS revenue was primarily the result of increased new system sales, revenue from change orders and to a smaller extent the inclusion of our UNICOM acquisition.  We cannot predict the future trends in capital spending by small and medium-sized business customers, which drives our BTS business.

Network Service Expense.  Network services expense was $31.3 million for the three months ended June 30, 2007, an increase of 26.4% from $24.8 million in the same period of 2006.  The increase is due primarily to the inclusion of our OneEighty, MTI and UNICOM acquisitions, organic line growth and to a lesser extent TRRO cost increases.  As a percentage of related revenue, network services expense for the three months ended June 30, 2007, was 40.0% compared to 40.7% for the same period of 2006.  We expect our network service expense as a percentage of related revenue to decrease in the future as we continue to sell more T1 lines and install more lines on our switches.

BTS Cost of Revenue.  BTS cost of revenue was $5.1 million for the three months ended June 30, 2007, an increase of 15.6% from $4.4 million in the same period of 2006.  As a percentage of related revenue, BTS cost of revenue for the three months ended June 30, 2007 increased to 63.0% from 60.2% for the same period of 2006.  The BTS cost of revenue increase is primarily due to materials cost to support the higher level of new systems sales and to a lesser extent the inclusion of our UNICOM acquisition. We do not expect this trend in BTS cost of revenue as a percentage of related revenue to continue.

Sales, General and Administrative Expense.  Sales, general and administrative expenses were $30.9 million for the three months ended June 30, 2007, an increase of 18.8% from $26.0 million in the same period of 2006.  The increase is primarily due to the inclusion of our OneEighty, MTI and UNICOM acquisitions and an increase in employee compensation and benefits expense.  As a percentage of revenue, sales, general and administrative expenses for the three months ended June 30, 2007, declined to 35.7% from 38.1% in the same period of 2006 due to the improved efficiency of our existing operations resulting from our largely fixed cost structure supporting a higher level of revenue.  Our sales, general and administrative expenses are largely fixed as they are driven by the 1,431 associates that were employed at June 30, 2007.  We expect sales, general and administrative expenses as a percentage of revenue to continue to decline.

Depreciation and Amortization.  Depreciation and amortization expense was $12.4 million for the three months ended June 30, 2007, an increase of 26.5% from $9.8 million in the same period of 2006.  This increase was primarily due to the inclusion of our OneEighty, MTI and UNICOM acquisitions along with the depreciation and amortization associated with our capital expenditures over the past 12 months.

As a percentage of revenue, depreciation and amortization was 14.4% for the three months ended June 30, 2007 and 2006.

Other income (expense), net.  Other expense, net of other income, for the three months ended June 30, 2007, was $0.6 million compared to $8,300 of other income in the same period of 2006.  The increase in expense is related to expenses incurred in association with the agreement to be acquired by Integra Telecom, Inc.

Income taxes.  In the second quarter of 2007, we established a deferred tax liability related to intangible assets that have an indefinite life for GAAP purposes. Because of the indefinite life, the deferred tax liability created by allowable tax goodwill amortization cannot be offset against our deferred tax assets when assessing our valuation allowance. As a result, we recorded a $0.5 million deferred tax liability on our balance sheet and charged the same amount to the statement of operations as income tax expense.  We expect to continue to increase this deferred tax liability and the associated income tax expense until the goodwill is fully amortized for tax purposes or becomes impaired.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Revenue.  Revenue for the six months ended June 30, 2007 and 2006 is as follows:

	2007	2006	% Change
	(unaudited)	(unaudited)
Revenue (in millions):
Voice and data services	$117.5	$85.4	37.6%
Long distance	23.7	20.2	17.1%
Access	9.8	8.1	22.0%
Total network services	151.0	113.7	32.8%
Business telephone systems	15.7	14.3	9.7%
Total revenue	$166.7	$128.0	30.2%

Network services revenue was $151.0 million for the six months ended June 30, 2007, an increase of 32.8% from $113.7 million in the same period of 2006.  The revenue growth is primarily due to the inclusion of our OneEighty, MTI and UNICOM acquisitions and organic line growth.  Over the 12 months ended June 30, 2007, the number of lines in service increased by 36.8% to 678,810. Approximately 89,000 lines in service of our overall growth of 182,759 lines in service is attributed to our OneEighty, MTI and UNICOM acquisitions.  Our revenue growth from our access line growth was partially offset by a decline in data revenue per line due to a combination of customers purchasing more bandwidth at discounted prices and general pricing pressures for data services in our markets.

Business telephone systems (BTS) revenue was $15.7 million for the six months ended June 30, 2007, an increase of 9.7% from $14.3 million in the same period of 2006.  The increase in BTS revenue was primarily the result of increased new system sales, revenue from change orders and to a smaller extent the inclusion of our UNICOM acquisition.  We cannot predict the future trends in capital spending by small and medium-sized business customers, which drives our BTS business.

Network Service Expense.  Network services expense was $59.9 million for the six months ended June 30, 2007, an increase of 31.4% from $45.5 million in the same period of 2006.  The increase is due primarily to the inclusion of our OneEighty, MTI and UNICOM acquisitions, organic line growth and to a lesser extent TRRO cost increases.  As a percentage of related revenue, network services expense for the six months ended June 30, 2007, was 39.6% compared to 40.1% for the same period of 2006.  We expect our network service expense as a percentage of related revenue to decrease in the future as we continue to sell more T1 lines and install more lines on our switches.

BTS Cost of Revenue.  BTS cost of revenue was $9.7 million for the six months ended June 30, 2007, an increase of 8.5% from $9.0 million in the same period of 2006.  As a percentage of related revenue, BTS cost of revenue for the six months ended June 30, 2007 decreased to 62.1% from 62.8% for the same period of 2006.  The BTS cost of revenue increase is primarily due to materials costs to support the higher level of new systems sales and to a lesser extent our UNICOM acquisition.

Sales, General and Administrative Expense.  Sales, general and administrative expenses were $60.8 million for the six months ended June 30, 2007, an increase of 24.8% from $48.7 million in the same period of 2006.  The increase is primarily due to the inclusion of our OneEighty, MTI and UNICOM acquisitions and an increase in employee compensation and benefits expense.  As a percentage of revenue, sales, general and administrative expenses for the six months ended June 30, 2007, declined to 36.5% from 38.0% in the same period of 2006 due to the improved efficiency of our existing operations resulting from our largely fixed cost structure supporting a higher level of revenue.  Our sales, general and administrative expenses are largely fixed as they are driven by the 1,431 associates that were employed at June 30, 2007.  We expect sales, general and administrative expenses as a percentage of revenue to continue to decline.

Depreciation and Amortization.  Depreciation and amortization expense was $24.2 million for the six months ended June 30, 2007, an increase of 21.3% from $20.0 million in the same period of 2006.  This increase was primarily due to the inclusion of our OneEighty, MTI and UNICOM acquisitions along with the depreciation and amortization associated with our capital expenditures over the past 12 months.  As a percentage of revenue, depreciation and amortization for the six months ended June 30, 2007 declined to 14.5% from 15.6% for the same period of 2006.

Interest.  Interest expense was $9.5 million for the six months ended June 30, 2007, an increase of 18.4% from $8.1 million in the same period of 2006.  The increase was primarily due to our March 29, 2006 offering of $48.0 million in face amount of 8 3/8% senior second secured notes due 2010 at a discount resulting in a 9.92% yield.

Other income (expense), net.  Other expense, net of other income for the six months ended June 30, 2007, was $1.6 million compared to net other income of $56.8 thousand in the same period of 2006.  The increase in expense is related to expenses incurred in association with the agreement to be acquired by Integra Telecom, Inc.

Income taxes.  In the second quarter of 2007, we established a deferred tax liability related to intangible assets that have an indefinite life for GAAP purposes. Because of the indefinite life, the deferred tax liability created by allowable tax goodwill amortization cannot be offset against our deferred tax assets when assessing our valuation allowance. As a result, we recorded a $0.5 million deferred tax liability on our balance sheet and charged the same amount to the statement of operations as income tax expense.  We expect to continue to increase this deferred tax liability and the associated income tax expense until the goodwill is fully amortized for tax purposes or becomes impaired.

Liquidity and Capital Resources

Principal Sources and Uses of Liquidity.  Our principal sources of liquidity are cash from operations and our cash and cash equivalents.  Our principal liquidity requirements consist of debt service, capital expenditures and working capital.  In June 2007, we closed on a $15.0 million bank line of credit to supplement our liquidity needs.  As of June 30, 2007, we had not drawn down on the line of credit.

Cash Flows Provided by Operating Activities.  Cash provided by operating activities was $24.4 million for the six months ended June 30, 2007 compared to cash provided by operating activities of $16.3 million for the same period of 2006.  The increase in cash provided by operating activities is primarily due to an increase in operating income compared to the same period of 2006.

Cash Flows Used in Investing Activities.  Cash used in investing activities was $25.9 million for the six months ended June 30, 2007 compared to $98.6 million for the same period of 2006.  The decrease in cash used in investing activities is primarily due to two factors: 1) lower purchases of available-for-sale securities, and 2) lower level of cash paid for acquisitions. this was partially offset by an increased level of capital expenditures.  The amount from sales of our investments, net of purchases, was $17.1 million for the six months ended June 30, 2007, compared to purchases of $59.5 million, net of sales for the same period of 2006.  Capital expenditures increased by $10.3 million compared to the same period of 2006.  The increase in capital expenditures is primarily due to cash paid to add capacity and convert a selected customer base from Tel West Communications, LLC; greater capacity requirements to support record line sales and associated installations; and the purchase of equipment related to our VoIP rollout and new market expansion.

Cash Flows Used in/Provided by Financing Activities.  Cash used in financing activities was $1.6 million for the six months ended June 30, 2007, compared to $83.3 million of cash provided by financing activities for the same period of 2006.  On March 29, 2006, we completed an offering of $48.0 million in face amount of 8 3/8% senior second secured notes due 2010 at a discount resulting in a 9.92% yield.  On May 19, 2006, we completed an offering of 2,550,000 shares of our common stock, $0.01 par value per share, at $15.70 per share.  The net proceeds of $84.3 million from the offerings were used to finance the acquisition of OTI, OneEighty, MTI, the selected Tel West Communications, Inc. customer base, and capital expenditures related to our new market expansion and VoIP roll out.

Capital Requirements.  For the six months ended June 30, 2007, we spent $30.2 million on capital expenditures, of which $0.3 million was purchased under capital leases.  We expect to spend approximately $54.0 - $58.0 million on capital expenditures in 2007.

Based on our current level of operations and anticipated growth, we believe that our existing cash and cash equivalents will be sufficient to fund our operations.  In June 2007, we closed on a $15.0 million bank line of credit to supplement our liquidity needs.  As of June 30, 2007, we had not drawn down on the line of credit.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are not exposed to market risks from changes in foreign currency exchange rates or commodity prices.  We do not hold any derivative financial instruments nor do we hold any securities for trading or speculative purposes.

We are exposed to changes in interest rates on our investments in cash equivalents and available-for-sale securities.  However, interest income for the six month period ended June 30, 2007 was $0.6 million, therefore not exposing us to any meaningful interest income risk had rates dropped.  We had $142.9 million in senior second secured notes outstanding as of June 30, 2007.  These notes are at a fixed interest rate and are therefore not exposed to any interest rate risk.

Item 4:   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our Board of Directors and senior management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on their evaluation, the principal executive officer and principal financial officer of the Company have concluded, pursuant to the Exchange Act Rule 13a-15(b), that the design and operation of our disclosure controls and procedures were effective to ensure information required to be disclosed in this Form 10-Q was processed, recorded, summarized and reported within the time periods specified in the rules and instructions for the Form 10-Q.

Changes in Internal Controls Over Financial Reporting

During the second quarter of fiscal 2007, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

On March 20, 2007, we announced that we signed a definitive agreement to be acquired by Portland, Oregon-based Integra Telecom, Inc.  Under the terms of the agreement, which was approved by the boards of directors of both companies and by our stockholders, Integra Telecom will acquire us for $30.00 a share in cash, which equates to a total equity value of approximately $566 million on a fully diluted basis.

A stockholder complaint was filed on April 4, 2007 as a purported class action on behalf of all public stockholders against us and each of our directors in the District Court of the Fourth Judicial District in and for Hennepin County, Minnesota.  The complaint alleged, among other things, that our directors breached their fiduciary duties in connection with the proposed transaction mentioned above by failing to maximize stockholder value and by approving a transaction that purportedly benefits certain members of management at the expense of our public stockholders.  Among other things, the complaint sought to enjoin us from proceeding with or consummating the merger.  The absence of an injunction arising from this matter prohibiting the consummation of the merger is a condition to the closing of the merger.

Following discussions with plaintiff’s counsel, we agreed to provide additional information concerning the transaction to our stockholders via a press release on May 8, 2007.  We entered into a Memorandum of Understanding with the plaintiff that, if approved by the court, will result in the dismissal with prejudice of all of the plaintiff’s claims against us.  Under the terms of the settlement, we will pay the plaintiff’s attorneys fees and expenses up to $0.3 million.

We are party from time to time to ordinary course disputes that we do not believe to be material.

Item 1A. Risk Factors

The communications industry faces significant regulatory uncertainties and the resolution of those uncertainties could hurt our business, results of operations and financial condition.

On April 27, 2007, Qwest filed four separate petitions requesting that the Federal Communications Commission (“FCC”) forbear from applying certain regulatory obligations on Qwest in the metropolitan service areas of Denver, Minneapolis, Phoenix and Seattle.  Qwest seeks regulatory relief in these areas similar to the relief the FCC granted it in December 2005 in the Omaha metropolitan service area.  Qwest seeks relief from its obligation to provide unbundled loops and dedicated transport as well as from dominant carrier regulation due to the significant inroads into its market share that competitive service providers have made.  The FCC has set August 31, 2007 as the filing date for initial comments and October 1, 2007 as the date for reply comments.  The outcome of these petitions cannot be predicted at this time.  However, if Qwest’s petitions are granted, our ability to purchase wholesale network services from Qwest at prices that would allow us to achieve our target profit margin in those markets could be adversely affected.

On March 9, 2007, the FCC partially granted Qwest’s petition for forbearance or interim waivers of some dominant carrier regulations applicable to the long distance services of former Bell Operating Companies (“BOCs”).  The FCC thereby removed some of the competitive safeguards previously applicable to Qwest’s long distance wholesale and retail services provided, including Qwest’s operations in states in which we operate.  Since the Qwest order is comparatively recent, we cannot predict the effect it will have on us.  Elimination of BOC regulatory constraints could make it more difficult for us to compete with Qwest in offering long distance services.

On June 26, 2007, Qwest filed for additional relief from unbundling obligations under the Triennial Review Remand Order (“TRRO”) in several states in which we operate.  While we are continuing to review Qwest’s filings, we do not believe that they will materially impact our business operations.  We cannot predict when Qwest may make additional filings for relief under the TRRO nor the impact upon us if such requests for relief are upheld.

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

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of Eschelon Telecom, Inc. on May 17, 2007, the Company’s stockholders approved the following matters by the vote indicated below:

(i) Election of Directors.

	FOR	WITHHOLD
Richard A. Smith	16,363,142	128,469
Clifford D. Williams	16,321,852	169,759
Louis L. Massaro	16,363,156	128,455
Marvin C. Moses	16,363,156	128,455
Mark E. Nunnelly	16,162,038	329,573
Ian K. Loring	16,065,240	426,371
James P. TenBroek	16,203,268	288,343

(ii) Ratification of Ernst & Young LLP as Independent Registered Public Accounting Firm for 2007.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
16,491,611	0	0	0

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

At the Special Meeting of Stockholders of Eschelon Telecom, Inc. on May 25, 2007, the Company’s stockholders approved the following matters by the vote indicated below:

(i) To adopt the Agreement and Plan of Merger, dated as of March 19, 2007, by and among Eschelon Telecom, Inc., Integra Telecom Holdings, Inc., and ITH Acquisition Corp., as such agreement may be amended from time to time, and approve the merger contemplated by the Agreement and Plan of Merger.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
13,571,536	3,253	0	0

(ii) To approve a proposal to approve the adjournment of the Special Meeting, if necessary, to solicit additional proxies if there are insufficient votes at the time of the Special Meeting.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
13,343,597	230,242	950	0

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibit Number	Description
31.1*	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Filed herewith.

†  Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eschelon Telecom, Inc.

Date: August 7, 2007	By:	/S/ Geoffrey M. Boyd

	Name:	Geoffrey M. Boyd
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)